Form 10-Q
period 2026-05-30
UNIFIRST CORP
filed 2026-07-08
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to
Commission file number: 001-08504
_________________________________________________________
UNIFIRST CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
68 Jonspin Road, Wilmington, MA	01887
(Address of Principal Executive Offices)	(Zip Code)
(978) 658-8888
(Registrant’s Telephone Number, Including Area Code)
________________________________________________________
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
The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of July 1, 2026 were 14,532,908 and 3,551,265, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Thirteen and Thirty-Nine Weeks Ended May 30, 2026

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Revenues	$634,402	$610,778	$1,878,225	$1,817,905

Operating expenses:
Cost of revenues (1)	399,676	385,189	1,196,391	1,160,388
Selling and administrative expenses (1)	175,925	142,690	481,144	418,119
Depreciation and amortization	35,771	34,722	106,338	104,476
Total operating expenses	611,372	562,601	1,783,873	1,682,983
Operating income	23,030	48,177	94,352	134,922

Other (income) expense:
Interest income, net	(1,779)	(2,514)	(5,284)	(7,422)
Other expense (income), net	365	(2,704)	874	(1,620)
Total other income, net	(1,414)	(5,218)	(4,410)	(9,042)
Income before income taxes	24,444	53,395	98,762	143,964
Provision for income taxes	4,528	13,715	23,999	36,720
Net income	$19,916	$39,680	$74,763	$107,244

Income per share – Basic:
Common Stock	$1.15	$2.22	$4.30	$6.01
Class B Common Stock	$0.92	$1.78	$3.44	$4.80

Income per share – Diluted:
Common Stock	$1.09	$2.13	$4.11	$5.76

Income allocated to – Basic:
Common Stock	$16,659	$33,346	$62,545	$90,126
Class B Common Stock	$3,257	$6,334	$12,218	$17,118

Income allocated to – Diluted:
Common Stock	$19,916	$39,680	$74,763	$107,244

Weighted average shares outstanding – Basic:
Common Stock	14,532	14,990	14,549	15,007
Class B Common Stock	3,551	3,557	3,551	3,563

Weighted average shares outstanding – Diluted:
Common Stock	18,216	18,607	18,175	18,633
(1)Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net income	$19,916	$39,680	$74,763	$107,244
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,685)	8,619	91	(755)
Change in fair value of derivatives, net of income taxes	(11)	(84)	(42)	(18)
Other comprehensive (loss) income	(1,696)	8,535	49	(773)
Comprehensive income	$18,220	$48,215	$74,812	$106,471
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands, except share and par value data)	May 30, 2026	August 30, 2025
Assets
Current assets:
Cash and cash equivalents	$163,225	$203,501
Short-term investments	5,651	5,672
Receivables, less reserves of $7,185 and $6,802	295,580	285,297
Inventories	148,495	145,197
Rental merchandise in service	237,344	227,720
Prepaid taxes	6,074	7,708
Prepaid expenses and other current assets	63,571	49,508
Total current assets	919,940	924,603
Property, plant and equipment, net	846,697	829,622
Goodwill	669,925	657,748
Customer contracts, net	68,122	74,784
Other intangible assets, net	24,471	31,045
Deferred income taxes	854	977
Operating lease right-of-use assets, net	82,825	70,110
Other assets	207,860	189,266
Total assets	$2,820,694	$2,778,155
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$89,560	$94,980
Accrued liabilities	185,312	176,903
Accrued taxes	—	674
Operating lease liabilities, current	20,822	17,846
Total current liabilities	295,694	290,403
Accrued liabilities	129,572	128,554
Accrued and deferred income taxes	133,157	135,648
Operating lease liabilities	64,226	54,593
Total liabilities	622,649	609,198
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,532,640 and 14,679,646 shares issued and outstanding as of May 30, 2026 and August 30, 2025, respectively	1,453	1,468
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,551,265 and 3,551,265 shares issued and outstanding as of May 30, 2026 and August 30, 2025, respectively	355	355
Capital surplus	112,621	109,107
Retained earnings	2,105,352	2,079,812
Accumulated other comprehensive loss	(21,736)	(21,785)
Total shareholders’ equity	2,198,045	2,168,957
Total liabilities and shareholders’ equity	$2,820,694	$2,778,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	43,105	—	43,105
Change in fair value of derivatives (1)	—	—	—	—	—	—	41	41
Foreign currency translation	—	—	—	—	—	—	(4,936)	(4,936)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,260)	—	(5,260)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(34)	—	(3)	—	(235)	(6,135)	—	(6,373)
Share-based compensation, net (2)	—	—	—	—	(448)	—	—	(448)
Share-based awards exercised, net (1)	33	—	3	—	—	—	—	3
Shares converted	32	(32)	3	(3)	—	—	—	—
Balance, as of November 30, 2024	15,031	3,558	$1,503	$356	$104,108	$2,056,219	$(28,539)	$2,133,647
Net income	—	—	—	—	—	24,459	—	24,459
Change in fair value of derivatives (1)	—	—	—	—	—	—	25	25
Foreign currency translation	—	—	—	—	—	—	(4,438)	(4,438)
Dividends declared Common Stock ($0.35 per share)	—	—	—	—	—	(5,251)	—	(5,251)
Dividends declared Class B Common Stock ($0.28 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(33)	—	(3)	—	(231)	(5,921)	—	(6,155)
Share-based compensation, net (2)	—	—	—	—	2,264	—	—	2,264
Share-based awards exercised, net (1)	8	—	1	—	—	—	—	1
Balance, as of March 1, 2025	15,006	3,558	$1,501	$356	$106,141	$2,068,510	$(32,952)	$2,143,556
Net income	—	—	—	—	—	39,680	—	39,680
Change in fair value of derivatives (1)	—	—	—	—	—	—	(84)	(84)
Foreign currency translation	—	—	—	—	—	—	8,619	8,619
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,227)	—	(5,227)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(995)	—	(995)
Repurchase of Common Stock	(76)	—	(8)	—	(531)	(13,095)	—	(13,634)
Share-based compensation, net (2)	—	—	—	—	2,876	—	—	2,876
Share-based awards exercised, net (1)	1	—	—	—	—	—	—	—
Shares Converted	5	(5)	1	(1)	—	—	—	—
Balance, as of May 31, 2025	14,936	3,553	$1,494	$355	$108,486	$2,088,873	$(24,417)	$2,174,791

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 30, 2025	14,679	3,551	$1,468	$355	$109,107	$2,079,812	$(21,785)	$2,168,957
Net income	—	—	—	—	—	34,363	—	34,363
Change in fair value of derivatives (1)	—	—	—	—	—	—	(2)	(2)
Foreign currency translation	—	—	—	—	—	—	(2,105)	(2,105)
Dividends declared Common Stock ($0.365 per share)	—	—	—	—	—	(5,300)	—	(5,300)
Dividends declared Class B Common Stock ($0.292 per share)	—	—	—	—	—	(1,038)	—	(1,038)
Repurchase of Common Stock	(194)	—	(19)	—	(1,443)	(30,212)	—	(31,674)
Share-based compensation, net (2)	—	—	—	—	(606)	—	—	(606)
Share-based awards exercised, net (1)	34	—	3	—	—	—	—	3
Balance, as of November 29, 2025	14,519	3,551	$1,452	$355	$107,058	$2,077,625	$(23,892)	$2,162,598
Net income	—	—	—	—	—	20,484	—	20,484
Change in fair value of derivatives (1)	—	—	—	—	—	—	(29)	(29)
Foreign currency translation	—	—	—	—	—	—	3,881	3,881
Dividends declared Common Stock ($0.365 per share)	—	—	—	—	—	(5,303)	—	(5,303)
Dividends declared Class B Common Stock ($0.292 per share)	—	—	—	—	—	(1,037)	—	(1,037)
Share-based compensation, net (2)	—	—	—	—	2,697	—	—	2,697
Share-based awards exercised, net (1)	9	—	1	—	—	—	—	1
Balance, as of February 28, 2026	14,528	3,551	$1,453	$355	$109,755	$2,091,769	$(20,040)	$2,183,292
Net income	—	—	—	—	—	19,916	—	19,916
Change in fair value of derivatives (1)	—	—	—	—	—	—	(11)	(11)
Foreign currency translation	—	—	—	—	—	—	(1,685)	(1,685)
Dividends declared Common Stock ($0.365 per share)	—	—	—	—	—	(5,296)	—	(5,296)
Dividends declared Class B Common Stock ($0.292 per share)	—	—	—	—	—	(1,037)	—	(1,037)
Share-based compensation, net (2)	—	—	—	—	2,866	—	—	2,866
Share-based awards exercised, net (1)	4	—	—	—	—	—	—	—
Balance, as of May 30, 2026	14,532	3,551	$1,453	$355	$112,621	$2,105,352	$(21,736)	$2,198,045
(1)These amounts are shown net of the effect of income taxes.
(2)These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirty-Nine Weeks Ended (in thousands)	May 30, 2026	May 31, 2025
Cash flows from operating activities:
Net income	$74,763	$107,244
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	106,338	104,476
Share-based compensation	9,666	9,049
Accretion on environmental contingencies	1,053	960
Accretion on asset retirement obligations	804	602
Deferred income taxes	(5,728)	3,514
Loss (gain) on sale of property and equipment	210	(2,690)
Other	221	336
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(10,191)	(3,174)
Inventories	(2,618)	8,338
Rental merchandise in service	(9,657)	10,018
Prepaid expenses and other current assets and Other assets	(15,710)	(16,729)
Accounts payable	(5,864)	(16,668)
Accrued liabilities	(8,233)	(12,190)
Prepaid and accrued income taxes	4,296	3,395
Net cash provided by operating activities	139,350	196,481

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(15,754)	(5,374)
Capital expenditures, including capitalization of software costs	(106,965)	(109,823)
Purchases of investments	(5,664)	(14,734)
Maturities of investments	5,762	28,356
Proceeds from sale of assets	576	3,115
Net cash used in investing activities	(122,045)	(98,460)

Cash flows from financing activities:
Payment of contingent consideration	(1,670)	—
Proceeds from exercise of share-based awards	4	4
Taxes withheld and paid related to net share settlement of equity awards	(4,709)	(4,357)
Repurchase of Common Stock	(32,736)	(25,593)
Payment of cash dividends	(18,810)	(18,402)
Net cash used in financing activities	(57,921)	(48,348)

Effect of exchange rate changes	340	666

Net (decrease) increase in cash and cash equivalents	(40,276)	50,339
Cash and cash equivalents at beginning of period	203,501	161,571
Cash and cash equivalents at end of period	$163,225	$211,910

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$13,476	$11,723
(1)Depreciation and amortization for the thirty-nine weeks ended May 30, 2026 and May 31, 2025 included approximately $11.8 million and $12.7 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.
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
The Merger Agreement contains customary representations, warranties, covenants and closing conditions, including approval by the Corporation’s shareholders. On June 11, 2026, the Company’s shareholders approved the Merger Agreement at a virtual special meeting of shareholders. In addition, on June 11, 2026, the Company and Cintas each received a request for additional information and documentary material (a “Second Request”) from the U.S. Federal Trade Commission in connection with its review of the proposed Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Cintas and the Company substantially comply with the Second Request, unless the waiting period is extended voluntarily by Cintas and the Company or terminated earlier by the FTC. The completion of the Mergers remains subject to the satisfaction or waiver of the remaining customary closing conditions, including the receipt of required regulatory approvals, and includes specified termination rights if the consummation of the Mergers does not occur on or before January 10, 2027, subject to an automatic extension for up to two periods of four months under certain circumstances. The Merger Agreement provides for the payment by the Company to Cintas of a termination fee of $213.3 million if the Merger Agreement is terminated in specified circumstances, and for payment by Cintas to the Company of a termination fee of $350.0 million if the Merger Agreement is terminated in specified circumstances.

For additional information, refer to the Company’s Current Reports on Form 8-K filed with the SEC on March 11, 2026 and June 12, 2026.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company has evaluated the provisions of this ASU and does not expect its adoption to have a material impact on the Company's consolidated financial statements other than requiring additional income tax disclosures.
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
2. Revenue Recognition
The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025, respectively, disaggregated by segment:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	May 30, 2026		May 31, 2025		May 30, 2026		May 31, 2025
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Uniform & Facility Service Solutions	$575,747	90.7%	$554,331	90.7%	$1,710,447	91.1%	$1,658,490	91.2%
First Aid & Safety Solutions	30,809	4.9%	29,787	4.9%	91,846	4.9%	83,463	4.6%
Other	27,846	4.4%	26,660	4.4%	75,932	4.0%	75,952	4.2%
Total revenues	$634,402	100.0%	$610,778	100.0%	$1,878,225	100.0%	$1,817,905	100.0%
See Note 13, “Segment Reporting” for additional details of segment definitions.
The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets for the thirty-nine weeks ended May 30, 2026 (in thousands):

Balance as of August 30, 2025	$6,802
Current period provision	7,525
Write-offs and other	(7,142)
Balance as of May 30, 2026	$7,185

Costs to Obtain a Contract
The following table presents deferred commissions on the Company’s Consolidated Balance Sheets as of May 30, 2026 and August 30, 2025:

(in thousands)	May 30, 2026	August 30, 2025
Prepaid expenses and other current assets	$21,155	$19,795
Other assets	89,618	84,884
The following table presents the Company’s amortization expense related to deferred commissions on the Consolidated Statements of Income for the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Selling and administrative expenses	$5,415	$4,961	$15,895	$14,589
3. Acquisitions
During the thirteen weeks ended May 30, 2026, the Company incurred approximately $20.7 million of Transaction-related Costs (as defined below) associated with the proposed merger with Cintas. These costs consisted primarily of legal, advisory and other professional service fees (“Transaction-related Costs”) and are included within selling and administrative expenses in the Consolidated Statements of Income.
During the thirty-nine weeks ended May 30, 2026, the Company completed one acquisition in the Uniform & Facility Service Solutions segment, six acquisitions in the First Aid & Safety Solutions segment and one acquisition in the Other segment, for total purchase prices of approximately $0.8 million, $16.0 million and $0.9 million, respectively.
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
The following table presents aggregate information relating to the acquisition of businesses during the thirty-nine weeks ended May 30, 2026 (in thousands):

Thirty-Nine Weeks Ended	May 30, 2026
Cash and cash equivalents	$282
Tangible assets acquired	1,600
Goodwill	12,160
Customer contracts	3,797
Other intangibles assets	256
Liabilities assumed	(303)
Total consideration paid for acquisition of businesses	17,792
Contingent consideration	(1,854)
Contingent holdbacks	(406)
Acquisition of businesses, net of contingent consideration and holdbacks	$15,532

4. Employee Benefit Plans
Defined Contribution Retirement Savings Plan
The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 30, 2026 and May 31, 2025 were $4.1 million and $3.9 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 30, 2026 and May 31, 2025 were $12.4 million and $11.7 million, respectively.
Pension Plan and Supplemental Executive Retirement Plan
The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.
The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended May 30, 2026 and May 31, 2025 were $0.3 million and $0.4 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 30, 2026 and May 31, 2025 were $1.0 million and $1.3 million, respectively.
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
The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and thirty-nine weeks ended May 30, 2026 were $0.4 million and $1.0 million, respectively. The amounts for employee or employer contributions charged to expense related to the NQDC plan for the thirteen and thirty-nine weeks ended May 31, 2025 were $0.3 million and $0.7 million, respectively.
The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $5.7 million and $4.7 million as of May 30, 2026 and August 30, 2025, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $3.5 million and $2.8 million as of May 30, 2026 and August 30, 2025, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.
Earnings and losses on contributions, based on investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For the thirteen and thirty-nine weeks ended May 30, 2026, other (income) expense, net reflected income of $0.3 million and $0.5 million, respectively. For the thirteen and thirty-nine weeks ended May 31, 2025, other (income) expense, net reflected income of $0.1 million and $0.2 million, respectively.
5. Income Per Share
The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net income available to shareholders	$19,916	$39,680	$74,763	$107,244
Allocation of net income for Basic:
Common Stock	$16,659	$33,346	$62,545	$90,126
Class B Common Stock	3,257	6,334	12,218	17,118
	$19,916	$39,680	$74,763	$107,244
Weighted average number of shares for Basic:
Common Stock	14,532	14,990	14,549	15,007
Class B Common Stock	3,551	3,557	3,551	3,563
	18,083	18,547	18,100	18,570
Income per share for Basic:
Common Stock	$1.15	$2.22	$4.30	$6.01
Class B Common Stock	$0.92	$1.78	$3.44	$4.80
The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:
•The treasury stock method; or
•The two-class method assuming a participating security is not exercised or converted.
For the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025 (in thousands, except per share data):

	Thirteen Weeks Ended May 30, 2026			Thirty-Nine Weeks Ended May 30, 2026
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$16,659	14,532	$1.15	$62,545	14,549	$4.30
Add: effect of dilutive potential common shares
Share-Based Awards	—	133		—	75
Class B Common Stock	3,257	3,551		12,218	3,551
As reported – Diluted	$19,916	18,216	$1.09	$74,763	18,175	$4.11

	Thirteen Weeks Ended May 31, 2025			Thirty-Nine Weeks Ended May 31, 2025
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$33,346	14,990	$2.22	$90,126	15,007	$6.01
Add: effect of dilutive potential common shares
Share-Based Awards	—	60		—	63
Class B Common Stock	6,334	3,557		17,118	3,563
As reported – Diluted	$39,680	18,607	$2.13	$107,244	18,633	$5.76
Anti-dilutive stock-based awards excluded from the calculations of diluted income per share were immaterial during the periods presented.

6. Inventories
The components of inventory as of May 30, 2026 and August 30, 2025 were as follows (in thousands):

	May 30, 2026	August 30, 2025
Raw materials	$19,556	$22,107
Work in process	2,950	3,030
Finished goods	125,989	120,060
Total inventories	$148,495	$145,197
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the thirty-nine weeks ended May 30, 2026 were as follows (in thousands):

Balance as of August 30, 2025	$657,748
Goodwill recorded during the period	12,160
Other	17
Balance as of May 30, 2026	$669,925
Intangible assets, net in the Company’s Consolidated Balance Sheets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 30, 2026
Customer contracts	$321,907	$253,785	$68,122
Software	80,078	56,252	23,826
Other intangible assets	40,296	39,651	645
	$442,281	$349,688	$92,593

August 30, 2025
Customer contracts	$318,148	$243,364	$74,784
Software	81,659	52,355	29,304
Other intangible assets	40,003	38,262	1,741
	$439,810	$333,981	$105,829
8. Asset Retirement Obligations
A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 30, 2026 is as follows (in thousands):

Balance as of August 30, 2025	$18,524
Accretion expense	804
Effect of exchange rate changes	(13)
Costs incurred	$(6)
Balance as of May 30, 2026	$19,309
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
There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 30, 2026, the risk-free interest rate utilized by the Company was approximately 4.99%.
For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.
The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 30, 2026 were as follows (in thousands):

Balance as of August 30, 2025	$30,652
Costs incurred for which reserves have been provided	(1,315)
Insurance proceeds	(201)
Interest accretion	1,053
Changes in discount rates	(144)
Revisions in estimates	502
Balance as of May 30, 2026	$30,547
Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 30, 2026, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Estimated costs – current dollars	$14,903	$2,067	$1,344	$1,150	$915	$14,654	$35,033
Estimated insurance proceeds	(181)	(150)	(150)	(150)	(150)	—	(781)
Net anticipated costs	$14,722	$1,917	$1,194	$1,000	$765	$14,654	$34,252
Effect of inflation							10,392
Effect of discounting							(14,097)
Balance as of May 30, 2026							$30,547
Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 30, 2026, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $6.1 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.
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
Effective tax rate
The Company’s effective tax rate for the thirteen weeks ended May 30, 2026 was 18.5% as compared to 25.7% for the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 30, 2026 was 24.3% as compared to 25.5% for the corresponding period in the prior year. The decrease in the effective tax rate for both periods was primarily due to provision-to-return adjustments associated with income tax credits recognized upon finalization of the prior-year U.S. federal income tax return. These adjustments reflect refinement of estimates used in the prior year tax provision and resulted in a benefit of approximately $3.1 million.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, consistent with prior periods. During the thirty-nine weeks ended May 30, 2026, unrecognized tax positions increased by $3.3 million due to changes in existing reserves.

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
Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of May 30, 2026, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.
As of May 30, 2026, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $102.0 million, leaving $198.0 million available for borrowing under the Credit Agreement.
As of May 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
12. Accumulated Other Comprehensive Loss
The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025 were as follows (in thousands):

	Thirteen Weeks Ended May 30, 2026
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 28, 2026	$(24,180)	$4,111	$29	$(20,040)
Other comprehensive (loss) income before reclassification	(1,685)	—	14	(1,671)
Amounts reclassified from accumulated other comprehensive loss	—	—	(25)	(25)
Net current period other comprehensive (loss) income	(1,685)	—	(11)	(1,696)
Balance as of May 30, 2026	$(25,865)	$4,111	$18	$(21,736)

	Thirty-Nine Weeks Ended May 30, 2026
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 30, 2025	$(25,956)	$4,111	$60	$(21,785)
Other comprehensive income before reclassification	91	—	33	124
Amounts reclassified from accumulated other comprehensive loss	—	—	(75)	(75)
Net current period other comprehensive income (loss)	91	—	(42)	49
Balance as of May 30, 2026	$(25,865)	$4,111	$18	$(21,736)

	Thirteen Weeks Ended May 31, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of March 1, 2025	$(35,340)	$2,234	$154	$(32,952)
Other comprehensive income (loss) before reclassification	8,619	—	(60)	8,559
Amounts reclassified from accumulated other comprehensive loss	—	—	(24)	(24)
Net current period other comprehensive income (loss)	8,619	—	(84)	8,535
Balance as of May 31, 2025	$(26,721)	$2,234	$70	$(24,417)

	Thirty-Nine Weeks Ended May 31, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2024	$(25,966)	$2,234	$88	$(23,644)
Other comprehensive (loss) income before reclassification	(755)	—	78	(677)
Amounts reclassified from accumulated other comprehensive loss	—	—	(96)	(96)
Net current period other comprehensive loss	(755)	—	(18)	(773)
Balance as of May 31, 2025	$(26,721)	$2,234	$70	$(24,417)
(1)Amounts are shown net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Derivative financial instruments, net:
Forward contracts (a)	$(25)	$(24)	$(75)	$(96)
Total, net of tax	(25)	(24)	(75)	(96)

Total amounts reclassified, net of tax	$(25)	$(24)	$(75)	$(96)
(a)Amounts included in revenues in the accompanying Consolidated Statements of Income.

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
The following table includes the Company’s financial results by reportable segment, including segment revenues, significant segment expenses (which includes cost of revenues, selling and administrative expenses, and depreciation and amortization), and segment operating income for the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025 (in thousands):

For the thirteen weeks ended May 30, 2026	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$575,747	$30,809	$27,846	$634,402
Cost of revenues	362,554	19,793	17,329	399,676
Selling and administrative expenses	159,716	11,307	4,902	175,925
Depreciation and amortization	33,812	1,257	702	35,771
Operating Income	$19,665	$(1,548)	$4,913	$23,030

For the thirteen weeks ended May 31, 2025	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$554,331	$29,787	$26,660	$610,778
Cost of revenues	348,544	19,336	17,309	385,189
Selling and administrative expenses	129,554	8,951	4,185	142,690
Depreciation and amortization	32,990	975	757	34,722
Operating Income	$43,243	$525	$4,409	$48,177

For the thirty-nine weeks ended May 30, 2026	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$1,710,447	$91,846	$75,932	$1,878,225
Cost of revenues	1,088,431	58,807	49,153	1,196,391
Selling and administrative expenses	435,430	32,280	13,434	481,144
Depreciation and amortization	100,209	3,815	2,314	106,338
Operating Income	$86,377	$(3,056)	$11,031	$94,352

For the thirty-nine weeks ended May 31, 2025	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$1,658,490	$83,463	$75,952	$1,817,905
Cost of revenues	1,056,285	54,622	49,481	1,160,388
Selling and administrative expenses	380,936	25,654	11,529	418,119
Depreciation and amortization	99,334	2,807	2,335	104,476
Operating Income	$121,935	$380	$12,607	$134,922
The following table sets forth a reconciliation of total segment operating income to consolidated net income for the thirteen and thirty-nine weeks ended May 30, 2026 and May 31, 2025 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Total segment operating income	$23,030	$48,177	$94,352	$134,922
Interest income, net	(1,779)	(2,514)	(5,284)	(7,422)
Other expense (income), net	365	(2,704)	874	(1,620)
Income before income taxes	24,444	53,395	98,762	143,964
Provision for income taxes	4,528	13,715	23,999	36,720
Net income	$19,916	$39,680	$74,763	$107,244
14. Shares Repurchased and Dividends
The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During the thirteen and thirty-nine weeks ended May 31, 2025, 5,000 shares and 36,860 shares, respectively, of Class B Common Stock were converted to Common Stock. No such conversions occurred during the thirty-nine weeks ended May 30, 2026.
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
No shares were repurchased during the thirteen weeks ended May 30, 2026. During the thirty-nine weeks ended May 30, 2026 the Company repurchased 194,100 shares at an average price of $163.18 under the share repurchase program. During the thirteen and thirty-nine weeks ended May 31, 2025, the Company repurchased 75,973 and 142,578 shares, respectively, for an average price of $179.45 and $183.48, respectively, under the share repurchase program.
15. Related Party
During the thirteen and thirty-nine weeks ended May 30, 2026, the Company recognized $0.4 million and $1.2 million of revenue, respectively, with a company for which a member of the Company’s Board of Directors served as senior officer throughout such periods.
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
For more information, refer to our Current Reports on Form 8-K filed with the SEC on March 11, 2026 and June 12, 2026 and Note 1, Summary of Significant Accounting Policies.
Factors Affecting Our Business
In general, we believe that our results of operations are not dependent on reasonable changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements in operational productivity. However, the inflationary environment in recent years had a negative impact on our margins, including increased energy costs for our vehicles and our plants, and increased wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues, U.S. and foreign tariffs or other impositions on imported goods or other causes are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.
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
Results of Operations
The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion below highlights the significant factors affecting our results of operations for the thirteen and thirty-nine weeks ended May 30, 2026 compared to the corresponding prior year periods.
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
In fiscal 2022, we initiated a multi-year ERP project focused on modernizing our enterprise systems. Early phases focused on master data management and finance capabilities, with subsequent phases focused on supply chain and procurement automation and technology. We believe this initiative will become the foundation of our systems technology footprint and will integrate and complement the capabilities of our other core systems. We expect the ERP system, along with its enhanced supply chain and procurement capabilities, to reduce operating costs and contribute to lower customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. As of May 30, 2026, we capitalized $62.3 million related to our ERP project. We refer to our ERP project as our “Key Initiative”.
We have incurred costs associated with the proposed merger with Cintas, consisting primarily of legal, advisory and other professional service fees (“Transaction-related Costs”), which have been included within selling and administrative expenses in the Consolidated Statements of Income. During the thirteen weeks ended May 30, 2026, we recognized $20.7 million of Transaction-related Costs.
Thirteen weeks ended May 30, 2026 compared with thirteen weeks ended May 31, 2025
Revenues

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$575,747	$554,331	$21,416	3.9%
First Aid & Safety Solutions	30,809	29,787	1,022	3.4%
Other	27,846	26,660	1,186	4.4%
Total consolidated revenues	$634,402	$610,778	$23,624	3.9%

The increase in consolidated revenues of 3.9% during the thirteen weeks ended May 30, 2026, compared to the prior year comparable period was due primarily to growth in our Uniform & Facility Service Solutions of 3.9%. The increase in revenues in our Uniform & Facility Service Solutions was primarily due to organic growth of 3.6%, which was driven by solid new account sales and improved customer retention. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of 0.2%.
First Aid & Safety Solutions revenues in the thirteen weeks ended May 30, 2026 increased 3.4% compared to the prior year comparable period was primarily driven by double-digit growth in our van business. Overall growth rates in the quarter were negatively impacted by the timing of certain direct sale shipments in our wholesale distribution business that we expect to recognize in the fourth quarter of fiscal 2026.

In the thirteen weeks ended May 30, 2026, Other segment revenues increased 4.4% compared to the prior year comparable period due primarily to favorable foreign currency exchange rates and growth in our European operations. These favorable impacts were partially offset by the continued wind-down of a large refurbishment project. Results for the Other segment are often influenced by seasonality, the timing and duration of customer power reactor outages, and project-based activities.
Cost of revenues

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Cost of revenues	$399,676	$385,189	$14,487	3.8%
% of Revenues	63.0%	63.1%
Consolidated cost of revenues increased during the thirteen weeks ended May 30, 2026 but remained flat as a percentage of revenues compared to the prior year comparable period. The increase was primarily due to higher payroll costs, a $1.8 million benefit in other production costs recognized during the prior year comparable period and higher merchandise costs. Payroll and merchandise costs each decreased as a percentage of revenues compared to the prior year comparable period, reflecting strong top-line performance.
Selling and administrative expenses

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Selling and administrative expenses	$175,925	$142,690	$33,235	23.3%
% of Revenues	27.7%	23.4%
The increase in selling and administrative costs during the thirteen weeks ended May 30, 2026 compared to the prior year comparable period was due primarily to $20.7 million of Transaction-related Costs. The increase was further driven by higher payroll and selling-related expenses, healthcare claims expenses and continued investments to accelerate growth and support our digital transformation. Selling and administrative expenses in the current period were also impacted by increased costs associated with our Key Initiative, which totaled $5.2 million during the current year period compared to $1.0 million in the prior year comparable period.
Depreciation and amortization

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Depreciation and amortization	$35,771	$34,722	$1,049	3.0%
% of Revenues	5.6%	5.7%
Depreciation and amortization expense increased by 3.0% during the thirteen weeks ended May 30, 2026 compared to the prior year comparable period, due primarily to continued investment in operating facilities and technology to improve our efficiency and support our continued future growth.
Operating income
For the thirteen weeks ended May 30, 2026 and May 31, 2025, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$19,665	$43,243	$(23,578)	(54.5)%
First Aid & Safety Solutions	(1,548)	525	(2,073)	(394.9)%
Other	4,913	4,409	504	11.4%
Operating income	$23,030	$48,177	$(25,147)	(52.2)%
Operating income margin	3.6%	7.9%
Other income, net

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Interest income, net	$(1,779)	$(2,514)	$735	(29.2)%
Other expense (income), net	365	(2,704)	3,069	(113.5)%
Total other income, net	$(1,414)	$(5,218)	$3,804	(72.9)%
Other income, net, for the thirteen weeks ended May 30, 2026 decreased compared to the prior year comparable period, primarily due to $2.8 million in proceeds from the sale of a property in the prior year period. In addition, lower cash reserves and interest rates impacted interest income, net, and contributed to the decline in other income, net.
Provision for income taxes

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Provision for income taxes	$4,528	$13,715	$(9,187)	(67.0)%
Effective income tax rate	18.5%	25.7%
The decrease in the effective tax rate for the thirteen weeks ended May 30, 2026 as compared to the corresponding period in the prior year was primarily due to provision-to-return adjustments associated with income tax credits recognized upon finalization of the prior-year U.S. federal income tax return. These adjustments reflect refinement of estimates used in the prior year tax provision and resulted in a benefit of approximately $3.1 million.

Thirty-nine weeks ended May 30, 2026 compared with Thirty-nine weeks ended May 31, 2025

Revenues

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$1,710,447	$1,658,490	$51,957	3.1%
First Aid & Safety Solutions	91,846	83,463	8,383	10.0%
Other	75,932	75,952	(20)	—%
Total consolidated revenues	$1,878,225	$1,817,905	$60,320	3.3%
The increase in consolidated revenues of 3.3% during the thirty-nine weeks ended May 30, 2026 compared to the prior year comparable period was due primarily to the growth in our Uniform & Facility Service Solutions segment of 3.1%. The increase in revenues in our Uniform & Facility Service Solutions segment was primarily due to organic growth of 3.0%. The Uniform & Facility Service Solutions organic growth was driven by solid new account sales and improved customer retention. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of 0.1%.
First Aid & Safety Solutions revenues in the thirty-nine weeks ended May 30, 2026 increased 10.0% compared to the prior year comparable due primarily to double-digit growth in our van business.
In the thirty-nine weeks ended May 30, 2026, Other segment revenues were relatively flat compared to the prior year comparable period. Favorable foreign currency exchange rates contributed positively to revenue; however, these benefits were largely offset by the wind-down of a large refurbishment project and a lower number of reactor outages due to the cyclical nature of the nuclear industry. Results for the Other segment are often influenced by seasonality, the timing and duration of customer outages, and project-based activities.
Cost of revenues

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Cost of revenues	$1,196,391	$1,160,388	$36,003	3.1%
% of Revenues	63.7%	63.8%
The increase in consolidated cost of revenues of 3.1% during the thirty-nine weeks ended May 30, 2026 compared to the prior year comparable period was primarily attributable to investments in service staffing to drive continued improvement in our customer retention and higher healthcare claims expenses. These increases were partially offset by lower merchandise costs as a percentage of revenues compared to the prior year comparable period.
Selling and administrative expenses

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Selling and administrative expenses	$481,144	$418,119	$63,025	15.1%
% of Revenues	25.6%	23.0%
The increase in selling and administrative costs of 15.1% during the thirty-nine weeks ended May 30, 2026 compared to the prior year comparable period was due primarily to approximately $20.7 million of Transaction-related Costs and $2.0 million of shareholder engagement and proxy-related costs incurred in connection with our 2026 Annual Meeting of Shareholders. The increase was further driven by higher payroll and selling-related expenses, healthcare claims expenses and investments to accelerate growth and support our digital transformation. Selling and administrative expenses in the current year were also impacted by increased costs associated with our Key Initiative, which totaled $10.5 million during the current year period compared to $5.4 million in the prior year comparable period.

Depreciation and amortization

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Depreciation and amortization	$106,338	$104,476	$1,862	1.8%
% of Revenues	5.7%	5.7%
Depreciation and amortization expense remained relatively consistent during the thirty-nine weeks ended May 30, 2026 compared to the prior year comparable period.
Operating income

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$86,377	$121,935	$(35,558)	(29.2)%
First Aid & Safety Solutions	(3,056)	380	(3,436)	(904.2)%
Other	11,031	12,607	(1,576)	(12.5)%
Operating income	$94,352	$134,922	$(40,570)	(30.1)%
Operating income margin	5.0%	7.4%
Other income, net

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Interest income, net	$(5,284)	$(7,422)	$2,138	(28.8)%
Other expense (income), net	874	(1,620)	2,494	(154.0)%
Total other income, net	$(4,410)	$(9,042)	$4,632	(51.2)%
Other income, net during the thirty-nine weeks ended May 30, 2026 decreased as compared to the prior year comparable period, primarily due to $2.8 million in proceeds from the sale of a property during the prior year comparable period. Also, lower cash reserves and lower interest rates, which reduced interest income, contributed to the reduced other income, net.
Provision for income taxes

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Provision for income taxes	$23,999	$36,720	$(12,721)	(34.6)%
Effective income tax rate	24.3%	25.5%
The decrease in the effective tax rate for the thirty-nine weeks ended May 30, 2026 compared to the corresponding period in the prior year was primarily due to provision-to-return adjustments associated with income tax credits recognized upon finalization of the prior-year U.S. federal income tax return. These adjustments reflect refinement of estimates used in the prior year tax provision and resulted in a benefit of approximately $3.1 million.

Liquidity and Capital Resources
General
Cash and cash equivalents, and short-term investments totaled $168.9 million as of May 30, 2026, a decrease of $40.3 million from $209.2 million as of August 30, 2025. The decrease in cash and cash equivalents and short-term investments was largely driven by our continued investment in our business with capital expenditures totaling $107.0 million, $32.7 million of share repurchases, $18.8 million of dividend payments and $15.8 million paid for acquisitions. These decreases were partially offset by $139.4 million of cash provided from operating activities during the thirty-nine weeks ended May 30, 2026.

On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.
Pursuant to the share repurchase program, we repurchased 194,100 shares of our Common Stock for an aggregate of approximately $31.7 million during the thirty-nine weeks ended May 30, 2026. As of May 30, 2026, we had $8.9 million remaining to repurchase shares under the share repurchase program.
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
Sources and uses of cash flows for the thirty-nine weeks ended May 30, 2026 and May 31, 2025, respectively, are summarized as follows:

(In thousands, except percentages)	May 30, 2026	May 31, 2025	Dollar Change	Percent Change
Net cash provided by operating activities	$139,350	$196,481	$(57,131)	(29.1)%
Net cash used in investing activities	(122,045)	(98,460)	(23,585)	24.0%
Net cash used in financing activities	(57,921)	(48,348)	(9,573)	19.8%
Effect of exchange rate changes	340	666	(326)	(48.9)%
Net (decrease) increase in cash and cash equivalents	$(40,276)	$50,339	$(90,615)	(180.0)%
Net Cash Provided by Operating Activities
The net cash provided by operating activities during the thirty-nine weeks ended May 30, 2026 decreased compared to the prior year comparable period due primarily to unfavorable changes in rental merchandise in service of $19.7 million, inventories of $11.0 million, and lower profitability.
The unfavorable impact from rental merchandise in service was driven primarily by the installation of garments for several large customers during the thirty-nine weeks ended May 30, 2026. The increase in inventories was driven primarily by the timing of shipments.
In addition, operating cash flow was negatively impacted by a $7.0 million increase in accounts receivable comparable to the prior year period. The increase in accounts receivable was due primarily to higher revenue volumes.
These unfavorable impacts were partially offset by a $10.8 million increase in accounts payable and a $4.0 million increase in accrued liabilities, both due primarily to the timing of cash payments.
Net Cash Used in Investing Activities
The net cash used in investing activities during the thirty-nine weeks ended May 30, 2026 increased as compared to the prior year comparable period due primarily to lower net investment in certificates of deposit of $13.5 million and an increase in cash paid for acquisitions of $10.4 million, which included the settlement of $0.5 million in acquisition-related holdbacks related to recent acquisitions.
Net Cash Used in Financing Activities
The net cash used in financing activities during the thirty-nine weeks ended May 30, 2026 increased as compared to the prior year comparable period due primarily to a $7.1 million increase in the repurchase of Common Stock and $1.7 million in acquisition-related holdbacks settled more than three months after the acquisition date.

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
Contractual Obligations and Other Commercial Commitments
As of May 30, 2026, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2025. As of May 30, 2026, we did not have any off-balance sheet arrangements.
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
As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.5% and 7.4% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 30, 2026, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.2% and 7.0% of total consolidated assets as of May 30, 2026 and August 30, 2025, respectively.
If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 30, 2026, our revenues would have increased or decreased by approximately $4.8 million and $13.9 million, respectively. Similarly, a 10% change in exchange rates as of May 30, 2026 would have increased or decreased total assets by approximately $20.3 million.
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
As of May 30, 2026, we had forward contracts with a notional value of approximately 0.5 million CAD outstanding which were recorded at the fair value of the contracts in prepaid expenses and other current assets with a corresponding gain of a nominal amount in accumulated other comprehensive loss, which was recorded net of tax. The amount recorded in prepaid expenses and other current assets as of May 30, 2026, as well as the amounts reclassified from accumulated other comprehensive loss to revenue for the thirteen and thirty-nine weeks ended May 30, 2026, were all nominal. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 30, 2026 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.
Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and thirty-nine weeks ended May 30, 2026, transaction gains included in other income, net were approximately $0.9 million and $0.7 million, respectively. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 30, 2026, we would have recognized exchange gains or losses of approximately $0.4 million for both periods.

Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under the Credit Agreement. During the thirteen weeks ended May 30, 2026, we had no outstanding borrowings under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
We have advanced remediation efforts related to deficiencies in change management and access management for our CRM system and certain legacy applications related to revenue and accounts receivable, and certain legacy systems related to supply inventory and merchandise in service. We have begun testing the operating effectiveness of these controls. During our third quarter, we implemented a new warehouse management system and are in the process of finalizing the design of our internal controls that depend on that system and expect to do so by the end of the fiscal year.
Our focus remains on resolving the design and operational issues tied to change and access management in both the CRM and other legacy applications. At the same time, we are investing in broader IT system improvements, including the implementation and eventual development of Oracle Cloud ERP. While unanticipated delays and complexities may extend the timeline, our plan at this time is to fully remediate the identified material weakness in the CRM and legacy applications affecting revenue and accounts receivable by the end of fiscal 2026. Our ability to fully remediate controls affecting inventory and merchandise in service will be affected by the timing of the design of controls and our ability to test a sufficient number of instances. Although we remain focused on progressing these activities, we currently believe that some of the testing will not be completed until fiscal 2027.
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
The completion of the Mergers (as defined in Note 1, Summary of Significant Accounting Policies) is subject to a number of conditions, including, among others, (i) the approval by UniFirst shareholders of the UniFirst merger proposal, which such shareholder approval was obtained at a virtual special meeting of the shareholders of UniFirst on June 11, 2026, and (ii) certain regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which make the completion and timing of the Mergers uncertain. On June 11, 2026, each of Cintas and UniFirst received a request for additional information and documentary material (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Cintas and the Company substantially comply with the Second Request, unless the waiting period is extended voluntarily by Cintas and the Company or terminated earlier by the FTC. Cintas and UniFirst have been working cooperatively with the FTC and will continue to do so.
Also, either Cintas or UniFirst may terminate the Merger Agreement (as defined in Note 1, Summary of Significant Accounting Policies) if the Mergers have not been consummated on or before 5:00 p.m. (New York, New York, United States time) on January 10, 2027 (or, in certain circumstances, as such date may be extended to May 10, 2027 or September 10, 2027 pursuant to the Merger Agreement), except that this right to terminate the Merger Agreement is not available to any party that has materially breached any of its obligations under the Merger Agreement if such breach has been the principal cause of or principally resulted in the failure of the closing to have occurred on or before such date.
If the Mergers are not completed, our ongoing business, financial condition, financial results and stock price could be materially adversely affected, and we would forego any benefit of completing the Mergers. Without realizing any of the benefits of having completed the Mergers, we will be subject to a number of risks, including the following:
•the market price of our stock could decline to the extent that the current market price reflects a market assumption that the transaction will be completed;

•we could owe Cintas a termination fee of $213,300,000 if the Merger Agreement were terminated under specified circumstances;
•if the Merger Agreement is terminated and the UniFirst Board of Directors seeks another business combination, UniFirst shareholders cannot be certain that UniFirst will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms in the Merger Agreement;
•time and resources committed by our management to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from customers, suppliers or employees;
•we will be required to pay our costs relating to the Mergers, such as legal, accounting, financial advisory and printing fees, whether or not the Mergers are completed; and
•litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.
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
On June 11, 2026, each of Cintas and UniFirst received a Second Request from the FTC in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Cintas and the Company substantially comply with the Second Request, unless the waiting period is extended voluntarily by Cintas and the Company or terminated earlier by the FTC. Cintas and UniFirst have been working cooperatively with the FTC and will continue to do so.
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
These variations could result from changes in the business, operations or prospects of Cintas or UniFirst prior to or after the completion of the Mergers, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Cintas or UniFirst. UniFirst shareholders do not know with certainty the value of the shares of Cintas common stock that they will receive upon completion of the Mergers. Neither Cintas nor UniFirst is permitted to terminate the Merger Agreement solely because of changes in the market price of either company’s common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our equity securities during the thirteen weeks ended May 30, 2026:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 1, 2026 - March 28, 2026	—	$—	—	$8,896,493
March 29, 2026 - April 25, 2026	—	$—	—	$8,896,493
April 26, 2026 - May 30, 2026	—	$—	—	$8,896,493
Total	—		—
The Company did not repurchase any shares during the thirteen weeks ended May 30, 2026.
(1)On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023. Repurchases made from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchase will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time.
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

101
The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended May 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

UniFirst Corporation

July 8, 2026	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 8, 2026	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer