Form 10-K
period 2026-08-29
UNIFIRST CORP
filed 2026-10-28
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended August 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b)   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 20, 2026 were 14,586,347 and 3,501,265, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 27, 2026 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $3,361,249,642.
Documents Incorporated By Reference
The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2027 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 29, 2026. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended August 29, 2026

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
Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics, often with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment solutions and services than customers could be themselves, including reducing the burden of managing logistics, offsetting costs, and helping with compliance where the garments may serve a role in safe operations. During the fiscal year ended August 29, 2026 (“fiscal 2026”), we manufactured approximately 65% of the garments placed in service. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we service such garments.
Our business has three reporting and operating segments: Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other. All financial information presented in this Annual Report on Form 10-K has been recast to reflect this segment structure for all periods presented.
Uniform & Facility Service Solutions: The Uniform & Facility Service Solutions reporting segment designs, manufactures, purchases, rents, cleans, delivers and sells uniforms and protective clothing and non-garment items in the U.S. and Canada. The segment, through our cleanroom operations, also purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for cleanroom applications and provides cleanroom cleaning at limited customer locations. Additionally, the Uniform & Facility Service Solutions segment consists of our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense.
First Aid & Safety Solutions: The First Aid & Safety Solutions reporting segment sells first aid cabinet services, non-prescription medicines, safety supplies, fire safety and provides certain safety training to both end users and wholesalers.
Other: This reporting segment consists of our nuclear garment decontamination business. The segment purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for nuclear applications.
For a further discussion of our reporting segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Merger Agreement
On March 10, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas Corporation (“Cintas”), Bruin Merger Sub I, Inc., a wholly owned subsidiary of Cintas (“Merger Sub Inc.”), and Bruin Merger Sub II, LLC, a wholly owned subsidiary of Cintas (“Merger Sub LLC”).
Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the merger of the Company with and into Merger Sub Inc., each share of (i) our common stock, par value $0.10 per share, and (ii) our Class B common stock, par value $0.10 per share, (clauses (i) and (ii), our “Common Stock”) issued and outstanding immediately prior to the effective time of this merger (other than shares of our Common Stock held in our treasury or held directly by a subsidiary of the Company, Cintas, Merger Sub Inc. or Merger Sub LLC) will convert into the right to receive: $155.00 in cash and 0.7720 shares of fully paid and nonassessable Cintas common stock (the “Merger Consideration”). No fractional shares of Cintas common stock will be issued in this merger, and holders of our Common Stock will receive cash in lieu of any fractional shares of Cintas common stock.
For more information, refer to our Current Reports on Form 8-K filed with the SEC on March 11, 2026 and June 12, 2026 and Note 1, “Summary of Significant Accounting Policies.”
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
CUSTOMERS
We serve businesses of all sizes across multiple industries and sectors. We provide our products and services to over 300,000 customer locations in the United States (“U.S.”), Canada and Europe. In the last three years, no individual customer in any of our segments accounted for greater than 10% of our total revenue.

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
We employ a large team of trained professional sales representatives to market our services to potential customers and develop new accounts. While most of our sales representatives present a full range of service solutions, we also have specialized sales and service teams for specific customer needs.
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
COMPETITION
The uniform rental and sales industry is highly competitive. Our principal competitors offering uniform rental programs include Cintas, Alsco, and Vestis Corporation. Outside of these national competitors we also compete with numerous other service providers and uniform sellers with regional and local presence. In addition to our traditional rental competitors, we also compete with businesses that focus on selling uniforms, facility service products, and other related items directly to end customers. The direct sales market is highly fragmented and includes national, regional, and local providers. The level of competition varies by geographic area and product category. The principal sources of differentiation in the industry are the range of products and services, the quality of service, and pricing. Businesses may also elect to perform certain services internally rather than outsource them. Finally, our biggest competition is from the vast number of businesses choosing to buy their uniforms from various on-line and other retailers and choosing to perform certain services internally.
MANUFACTURING AND SOURCING
We manufactured approximately 65% of all garments we placed in service during fiscal 2026. These garments were primarily work pants and shirts manufactured at two of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. To date, we have experienced limited difficulty in obtaining any of our raw materials or supplies, although at certain times, we have sourced raw materials or supplies from alternative sources or experienced cost increases for such raw materials and supplies. Currently, we also manufacture approximately 99% of the mats we place in service at our plant in Cave City, Arkansas.
HUMAN CAPITAL
As of August 29, 2026, we employed approximately 15,100 team partners across our operations. Our people are fundamental to our success, and we strive to recruit, develop, and retain the best talent. We provide continuous training and development opportunities, including our leadership development program, which offers leadership education, operational knowledge, and hands-on business experience within the industrial laundry and facility services industry to develop future managers.
We seek to foster an employee-intimate culture and believe our workforce is critical to our long-term success and to the service of our customers. We focus on the safety and well-being of our team partners by providing regular safety training, personal protective equipment, and a comprehensive suite of healthcare, wellness, and other employee benefits.
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
Additional information regarding our environmental, health, and safety initiatives is available in UniFirst’s Impact Report, which can be found on our website at www.unifirst.com/sustainability-report. Such report is not deemed to be incorporated into this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K.
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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws that reflect the Company’s current views with respect to future events and financial performance, including statements regarding the transaction between UniFirst and Cintas (the “Transaction”). Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision”, “drive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.
The following Transaction-related factors, among others, could cause actual results to differ materially from those expressed in or implied by forward-looking statements: the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between Cintas and UniFirst; the outcome of any legal proceedings that may be instituted against Cintas or UniFirst; the possibility that the Transaction does not close when expected or at all because required regulatory, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the risk that the benefits from the Transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Cintas and UniFirst operate; any failure to promptly and effectively integrate the businesses of Cintas and UniFirst; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of Cintas’ or UniFirst’s customers, employees or other business partners, including those resulting from the announcement, pendency or completion of the Transaction; the dilution caused by Cintas’ issuance of additional shares of its capital stock in connection with the Transaction; changes in the trading price of Cintas’ or UniFirst’s capital stock; and the diversion of management’s attention and time to the Transaction from ongoing business operations and opportunities.
Additional factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflicts between Russia and Ukraine, the United States and Iran and other disruptions in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflicts between Russia and Ukraine, the United States and Iran, and other disruptions in the Middle East, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our nuclear business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional SEC, New York Stock Exchange (the “NYSE”) and accounting or other rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of U.S. and foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in this Annual Report on Form 10-K in an appropriate and timely manner or at all, and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
RISKS RELATING TO OUR BUSINESS AND OPERATIONS
We face intense competition within our industry, which may adversely affect our results of operations and financial condition.
The rental and sales industry for uniforms, workwear and facility services sector is highly competitive. The main sources of differentiation in the industry are quality of products and services, and price. Our principal competitors include Cintas, Alsco and Vestis Corporation. The remainder of the market, however, is divided among hundreds of smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we compete with businesses that focus on selling uniforms, facilities service products and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.
Adverse economic and business conditions or geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.
We supply uniform, workwear and facility services to many industries that have been in the past, and may be in the future, subject to adverse economic and business conditions resulting in shifting employment levels, workforce reductions, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. In addition, geopolitical conflicts, calamities or other events, including the conflict between Russia and Ukraine, the United States and Iran and other disruptions in the Middle East and public health events, may disrupt domestic and global business and financial markets and conditions.
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
As of August 29, 2026, we employed approximately 15,100 persons and less than 1% of our U.S. employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase in the future. If we do encounter pressure from any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and diverting the attention of our management. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.
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
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments. The ongoing conflict involving Iran has contributed to volatility in global oil and gas prices and supply, and any further escalation or broadening of that conflict, including to other countries in the Middle East, disruption of key shipping routes or energy infrastructure, or the imposition of additional sanctions or trade restrictions, could further increase our fuel and energy costs or limit our access to supply. Other factors that may affect fuel and energy prices include the ongoing conflict between Russia and Ukraine and the resulting governmental sanctions against certain Russian individuals and entities, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns, including the impact of legislative and regulatory efforts to limit greenhouse gas emissions, and public health emergencies. Our operating margins have been, and may continue to be, adversely impacted by volatility in energy prices. Periods of high fuel and energy costs and any increases in fuel and energy costs could materially adversely affect operating costs.
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
A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.4%, 7.0% and 6.9% of total consolidated revenues for fiscal 2026, fiscal 2025 and the fiscal year ended August 31, 2024 (“fiscal 2024”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, including, without limitation, with respect to sustainability matters; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.
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
In the fiscal year ended August 27, 2022 (“fiscal 2022”), we initiated a multiyear ERP project with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst technology footprint and will integrate and complement the capabilities of our customer relationship management (“CRM”) system. We expect the ERP system and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and customer churn through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. We believe these capabilities will allow us to more effectively respond to and mitigate supply chain challenges. The failure to properly, efficiently and economically design processes, implement and operate an ERP system on a timely basis or at all could materially disrupt our operations, including our supply chain, adversely impact the servicing of our customers and have a material adverse effect on our financial results.
If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.
Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, ransomware, computer viruses or cyber-

based attacks. Further, state-sponsored cyber-attacks could expand, including in connection with geopolitical conflicts such as the conflict between Russia and Ukraine, the United States and Iran and other disruptions in the Middle East, which could adversely affect our or our suppliers’ ability to maintain and enhance key cybersecurity and data protection measures. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer, employee or our proprietary information is compromised by a security breach or cyber-attack or other event, it could have a material adverse effect on our business, including as a result of remedial actions that we may be required to take, potential liabilities and penalties, loss of business and reputational damage. Our failure to properly respond to any such event could also result in exposure to liability. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, we may be subject to litigation, monetary damages, enforcement actions or fines in one or more jurisdictions, which could have an adverse effect on our business.
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
Our success is largely dependent on the skills, experience and efforts of our senior management, including our President and Chief Executive Officer, and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected. Our future success also depends upon our ability to attract and retain key employees. There is competition in the market for the services of such qualified personnel and hourly workers. Further, the pendency of the Transaction may cause our current and prospective employees to experience uncertainty about their roles after the completion of the Transaction, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees.
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
We manufactured approximately 65% of all garments we placed in service during fiscal 2026. These were primarily work pants and shirts manufactured at two of our plants located in San Luis Potosi, Mexico, at one plant located in Managua, Nicaragua, and by subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. Furthermore, overseas garment contractors could be subject to supply chain disruptions. We also source or import various facility services products, such as towels, microfiber, conventional mops, aprons, disposable gloves, etc., and our ability to obtain these supplies could potentially be impacted by supply chain disruptions. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies, although at certain times, we have sourced raw materials or supplies from alternative sources or experienced cost increases for such raw materials and supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, including in any case as a result of inflation, high or rising interest rates, tariffs or other impositions on imported goods, geopolitical issues such as the conflict between Russia and Ukraine, the United States and Iran and other disruptions in the Middle East, or other supply chain disruptions, it could adversely affect our results of operations.
Unexpected events could disrupt our operations, including our reliance on key facilities, and have a material adverse impact on our operating results.
Unexpected events, including, without limitation, fires at facilities, natural disasters as a result of climate change or otherwise, such as hurricanes, earthquakes, floods and tornadoes, public health emergencies, terrorist activities, geopolitical issues including war or other conflicts such as conflicts in the Middle East or between Russia and Ukraine, the United States and Iran, unplanned utility outages, pandemics such as the COVID-19 pandemic, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could have a material adverse impact on our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or permanent or temporary loss of, or other disruptions with respect to, key facilities such as our distribution facility in Owensboro, Kentucky or our manufacturing facilities in Mexico or Nicaragua as a result of geopolitical issues or otherwise, or our manufacturing facility in Cave City, Arkansas, would have a material adverse effect on our operations and financial results.
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
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2025, we previously identified a material weakness related to deficiencies in our manage change and manage access processes that were not designed and operating effectively. As of the end of fiscal 2025, these deficiencies related to our CRM system, which affected revenue and receivables, and a group of legacy applications, which affected revenue and receivables, inventory and merchandise in service. While we worked during fiscal 2026 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2026. However, we continued to make significant progress in remediating the design and operating effectiveness of our control environment and successfully addressed the ITGCs for the applications affecting revenue and receivables, including our CRM system. At the end of fiscal 2026, the material weakness had been further narrowed to deficiencies related to applications affecting inventory and merchandise in service, including our new Warehouse Management System (“WMS”) and a group of legacy applications affecting these accounts.
As a public company, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of August 29, 2026, we did not maintain effective internal control over financial reporting due to a material weakness related to certain ITGCs over the applications affecting inventory and merchandise in service, including our new WMS and a group of legacy applications, as more fully described in Part II, Item 9A, “Controls and Procedures” of this Form 10-K. We could not conclude that the ITGCs over these applications were effective primarily due to the limited number of instances available to test. This material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously issued financial results.
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
We use, and expect to increasingly use, artificial intelligence in our business, which could result in operational, legal, competitive and reputational harm and adversely affect our business, results of operations and financial condition.
We utilize, and expect to increasingly utilize, artificial intelligence (“AI”), including generative AI and machine learning tools, to support various aspects of our business, including internal business functions, administrative support, data analysis, software development and other operational activities. We also rely on third-party vendors and service providers whose products and services incorporate AI technology, as well as internally developed AI capabilities built on third-party platforms.
While we maintain policies intended to promote the responsible use of AI, there are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will be beneficial to our business, including our efficiency or profitability.
The legal, regulatory and compliance environments surrounding the design and use of AI technology - involving federal, state and foreign regulators - are evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business.
Our use of AI technologies may also increase our exposure to cybersecurity and data privacy risk, as AI systems may involve the processing of proprietary, customer and employee-partner data. Failures in the design, implementation or oversight of such systems could result in unauthorized disclosure, misuse, loss or corruption of data. We may also face uncertainty regarding our ownership of, or ability to protect, intellectual property created using AI tools, or claims that AI technologies we use infringe, misappropriate or otherwise violate the rights of third parties.
In addition, our competitors and other third parties may develop or integrate AI capabilities more effectively or more rapidly than we do, which could adversely affect our competitive position, operating efficiency, customer relationships and ability to attract and retain talent. The costs associated with developing, licensing, deploying, maintaining and governing AI technologies may be substantial, and we cannot provide assurance that the anticipated benefits will be realized on the timeline we expect, or at all.

RISKS RELATED TO THE PROPOSED ACQUISITION OF UNIFIRST BY CINTAS
The Mergers are subject to conditions, some or all of which may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the Mergers on a timely basis or at all could have adverse effects on us.
The completion of the Mergers (as defined in Note 1, “Summary of Significant Accounting Policies”) is subject to a number of conditions, including, among others, (i) the approval by UniFirst shareholders of the UniFirst merger proposal, which such shareholder approval was obtained at a virtual special meeting of the shareholders of UniFirst on June 11, 2026, and (ii) certain regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which make the completion and timing of the Mergers uncertain. On June 11, 2026, each of Cintas and UniFirst received a request for additional information and documentary material (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Cintas and the Company substantially comply with the Second Request, unless the waiting period is extended voluntarily by Cintas and the Company or terminated earlier by the FTC. On October 2, 2026, each of Cintas and UniFirst certified to the FTC that it has substantially complied with the Second Request. On October 2, 2026, Cintas and UniFirst entered into a timing agreement with the FTC pursuant to which Cintas and UniFirst agreed, among other things, not to consummate the Mergers prior to December 11, 2026 unless they have received written notice from the FTC prior to such date that the FTC has closed its investigation of the Mergers. Cintas and UniFirst have been working cooperatively with the FTC and will continue to do so.
Also, either Cintas or UniFirst may terminate the Merger Agreement (as defined in Note 1, “Summary of Significant Accounting Policies”) if the Mergers have not been consummated on or before 5:00 p.m. (New York, New York, United States time) on January 10, 2027 (or, in certain circumstances, as such date may be extended to May 10, 2027 or September 10, 2027 pursuant to the Merger Agreement), except that this right to terminate the Merger Agreement is not available to any party that has materially breached any of its obligations under the Merger Agreement if such breach has been the principal cause of or principally resulted in the failure of the closing to have occurred on or before such date.
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
On June 11, 2026, each of Cintas and UniFirst received a Second Request from the FTC in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Cintas and the Company substantially comply with the Second Request, unless the waiting period is extended voluntarily by Cintas and the Company or terminated earlier by the FTC. On October 2, 2026, each of Cintas and UniFirst certified to the FTC that it has substantially complied with the Second Request. On October 2, 2026, Cintas and UniFirst entered into a timing agreement with the FTC pursuant to which Cintas and UniFirst agreed, among other things, not to consummate the Mergers prior to December 11, 2026 unless they have received written notice from the FTC prior to such date that the FTC has closed its investigation of the Mergers. Cintas and UniFirst have been working cooperatively with the FTC and will continue to do so.
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
The price of Cintas common stock has fluctuated during the period between the date the Merger Agreement was executed and the date of this Annual Report on Form 10-K, and may continue to change through the date the Mergers are completed (which might be a significant period of time). Because the exchange ratio will not be adjusted to reflect any changes in the market values of Cintas common stock or UniFirst stock, the actual market value of the Cintas common stock received by UniFirst shareholders upon completion of the Mergers may differ from the market value on the last full trading day before the public announcement of the Mergers.
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
Upon completion of the Mergers, UniFirst shareholders will no longer be UniFirst shareholders but will instead become Cintas shareholders, and their rights as Cintas shareholders will be governed by the terms of Cintas articles of incorporation, as may be amended from time to time, Cintas bylaws, as may be amended from time to time, and the Washington Business Corporation Act (“WBCA”). The terms of Cintas articles of incorporation, Cintas bylaws and the WBCA are in some respects materially different from the terms of UniFirst articles of organization, as may be amended from time to time, UniFirst bylaws, as may be amended from time to time, and the Massachusetts Business Corporation Act, which currently govern the rights of UniFirst shareholders.
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
For example, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for import taxes from the fiscal year ended August 27, 2016 (“fiscal 2016”), value added taxes and customs processing fees of over $17.0 million, plus surcharges, fines and penalties of $67.7 million, for a total assessment of $84.7 million. We challenged the validity of the tax assessment through administrative and judicial proceedings. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico issued a ruling partially in our favor. Following subsequent judicial proceedings, the judgment became final and binding in fiscal 2026, requiring the Mexican federal tax authority to issue a revised assessment. Consequently, the tax authority issued a new assessment of approximately $4.16 million, which we subsequently challenged through a complaint alleging defective and/or excessive compliance with the judgment. These proceedings remain pending. Based on the information currently available, we determined that a loss of approximately $2.0 million is probable and recorded an accrual for such estimated liability in our Consolidated Financial Statements for the fourth quarter of fiscal 2026. We are unable to ascertain the ultimate outcome of the remaining disputed amount and believe that any additional loss beyond the recorded accrual is neither probable nor remote; accordingly, we are unable to reasonably estimate the amount or range of any such additional loss.
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
In addition, we are also subject to tax audits in the U.S., Canada, Mexico, and other jurisdictions in which we do business, including, but not limited to, various states and Canadian provinces. These audits can be complicated and can require several years to resolve. The final resolution of any such tax audit could result in an increase in our income tax and other tax liabilities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxes we owe, including any fines or penalties, as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition. Refer to Note 10, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion, including regarding the tax assessment matter in Mexico.
We are controlled by our principal shareholders, and our other shareholders may be unable to affect the outcome of shareholder voting.
As of October 20, 2026, to the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, in the aggregate approximately 3,501,265 shares of our Class B Common Stock, which represents approximately 19.4% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.6% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. To the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, a number of shares of Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

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
ITEM 2. PROPERTIES
As of August 29, 2026, we owned or leased 282 facilities containing an aggregate of approximately 8.4 million square feet located in the U.S., Canada, Mexico, Europe and Nicaragua. We owned 149 of these facilities, containing approximately 6.7 million square feet. These facilities include our 444,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.
We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 4,769 delivery vans, trucks and other vehicles.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our Common Stock trades on the NYSE under the symbol “UNF”, while our Class B Common Stock is not publicly traded. On July 13, 2026, our Board of Directors declared a quarterly cash dividend of $0.365 per share of Common Stock and $0.292 per share of Class B Common Stock. Both dividends were paid on September 25, 2026 to shareholders of record as of September 4, 2026. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.
The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 20,
2026 was 47 and 42, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of equity securities for the periods set forth therein:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program (1)
May 31, 2026 - June 27, 2026	—	$—	—	$8,896,493
June 28, 2026 - July 25, 2026	—	$—	—	$8,896,493
July 26, 2026 - August 29, 2026	—	$—	—	$8,896,493
Total	—		—
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

Stock Performance Graph
The graph below compares the cumulative five-year total return on UniFirst Corporation’s Common Stock with the cumulative total returns of the Russell 2000 Index and a customized peer group of three companies that includes Aramark, Cintas Corporation and Rollins, Inc. The graph assumes that the value of the investment in UniFirst Corporation’s Common Stock, in each index and in the peer group (including reinvestment of dividends) was $100 on August 31, 2021, and tracks it through August 31, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among UniFirst Corporation, the Russell 2000 Index,
and a Peer Group
*$100 invested on 8/31/21 in stock or index, including reinvestment of dividends.
Measurement dates are as of August 31 of each year.
Copyright© 2026 Russell Investment Group. All rights reserved

	8/21	8/22	8/23	8/24	8/25	8/26

UniFirst Corporation	$100.00	$79.17	$77.87	$84.52	$79.80	$124.97
Russell 2000	$100.00	$82.12	$85.94	$101.81	$110.12	$139.26
Peer Group	$100.00	$99.48	$120.27	$175.38	$188.11	$176.59
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are one of the leading providers of workplace uniforms and protective clothing in North America. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping and cleaning products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes across multiple industries and sectors. We provide our products and services to over 300,000 customer locations in the U.S., Canada and Europe.
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
We report our operations through three reportable operating segments, based on the information reviewed by our Chief Executive Officer: Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other. All financial information presented in this Annual Report on Form 10-K has been recast to reflect this segment structure for all periods presented. Refer to Item 1, “Business” and Note 14, “Segment Reporting” to our Consolidated Financial Statements for our disclosure of segment information.
The Uniform & Facility Service Solutions reporting segment designs, manufactures, purchases, rents, cleans, delivers and sells uniforms and protective clothing and non-garment items in the U.S. and Canada. Certain operations of the Uniform & Facility Service Solutions reporting segment are referred to by the Company as “industrial laundry operations,” and we refer to the locations related to this reporting segment as our “industrial laundries.” Additionally, the Uniform & Facility Service Solutions segment consists of our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The segment, through our cleanroom operations, also purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for cleanroom applications and provides cleanroom cleaning at limited customer locations.
The First Aid & Safety Solutions reporting segment sells first aid cabinet services and other safety supplies, provides certain safety training and maintains wholesale distribution and pill packaging operations for non-prescription medicines.
The Other reporting segment consists of our nuclear garment decontamination business. The segment purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for nuclear applications.
Approximately 91.0% of our revenues in fiscal 2026 were derived from our Uniform & Facility Service Solutions segment. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. First Aid & Safety Solutions represented approximately 5.0% of our total revenues in fiscal 2026. Revenues from our Other segment, which accounted for approximately 4.0% of our fiscal 2026 revenues, increases during outages and refueling by nuclear power plants, as garment usage increases at these times.
Merger Agreement
On March 10, 2026, we entered into the Merger Agreement with Cintas, Merger Sub Inc., and Merger Sub LLC.
Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the merger of the Company with and into Merger Sub Inc., each share of our Common Stock issued and outstanding immediately prior to the effective time of this merger (other than shares of our Common Stock held in our treasury or held directly by a subsidiary of the Company, Cintas, Merger Sub Inc. or Merger Sub LLC) will convert into the right to receive: $155.00 in cash and 0.7720 shares of fully paid and nonassessable Cintas common stock. No fractional shares of Cintas common stock will be issued in this merger, and holders of our Common Stock will receive cash in lieu of any fractional shares of Cintas common stock.

For more information, refer to our Current Reports on Form 8-K filed with the SEC on March 11, 2026 and June 12, 2026 and Note 1, “Summary of Significant Accounting Policies.”
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
Inventories and Rental Merchandise in Service
Our inventories are stated at the lower of cost or net realizable value, net of any reserve for excess and obsolete inventory. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to our customers or used in our rental operations. We monitor canceled or terminated contracts (and reductions in customer orders) as part of our ongoing assessment of realizability. If such cancellations or reductions indicate that inventory held for those contracts may not be sold or used, additional reserves or write-downs are recorded. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We use the first-in, first-out (“FIFO”) method to value our inventories, which primarily consist of finished goods. Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from six to thirty-six months. In establishing estimated lives for merchandise in service, our management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if we make significant changes to our estimates.
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

We completed our annual goodwill impairment test as of the first day of the fourth quarter in fiscal 2026, fiscal 2025 and fiscal 2024. For fiscal 2026, we performed a qualitative assessment and concluded that it was not more likely than not that the fair value of our reporting units was less than their respective carrying values. For fiscal 2025 and fiscal 2024, we performed a quantitative assessment and determined that the fair value of each of our reporting units exceeded its respective carrying value. There have been no impairments of goodwill or other intangible assets in fiscal 2026, 2025 or 2024.
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
Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2026, 2025 or 2024.
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
Environmental and Other Contingencies
We are subject to legal proceedings and claims arising from the conduct of our business operations, including environmental matters, personal injury, customer contract matters and employment claims. U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with our attorneys and outside consultants, in our consideration of the relevant facts and circumstances, before recording a contingent liability. We record accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of our attorneys and outside consultants.
The estimated liability for environmental contingencies has been discounted as of August 29, 2026 using a risk-free interest rate of approximately 5.22% over expected payment periods ranging from twenty to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in the factors described above, including risk-free interest rates, or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 10, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.
Income Taxes
We compute income tax expense by jurisdiction based on our operations in each jurisdiction. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Refer to Note 4, “Income Taxes” of our Consolidated Financial Statements for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. We regularly review deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.
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
Fiscal Year
Our fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2026 and 2025 each consisted of 52 weeks.
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
Results of Operations
The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion below highlights the significant factors affecting our results of operations for the fiscal 2026 compared to the corresponding prior year periods. For discussion of fiscal 2025 results compared to fiscal 2024 results, see the Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended August 30, 2025, filed with the SEC on October 29, 2025.
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
A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.0% of total consolidated revenues for fiscal 2026 and 2025, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2026 and 2025, foreign currency fluctuations impacted our consolidated revenues positively by 0.1% and negatively by 0.1%, respectively. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.
In fiscal 2022, we initiated a multi-year ERP project focused on modernizing our enterprise systems. Early phases focused on master data management and finance capabilities, with subsequent phases focused on supply chain and procurement automation and technology. We believe this initiative will become the foundation of our systems technology footprint and will integrate and complement the capabilities of our other core systems. We expect the ERP system, along with its enhanced supply chain and procurement capabilities, to reduce operating costs and contribute to lower customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. As of fiscal 2026, we capitalized $65.8 million related to our ERP project. We refer to our ERP project as our “Key Initiative”.
We have incurred costs associated with the proposed merger with Cintas, consisting primarily of legal, advisory and other professional service fees (“Transaction-related Costs”), which have been included within selling and administrative expenses in the Consolidated Statements of Income. During fiscal 2026, we recognized $37.2 million of Transaction-related Costs.
Fiscal Year Ended August 29, 2026 Compared with Fiscal Year Ended August 30, 2025
Revenues

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$2,295,801	$2,218,562	$77,239	3.5%
First Aid & Safety Solutions	127,023	114,586	12,437	10.9%
Other	100,406	99,204	1,202	1.2%
Total consolidated revenues	$2,523,230	$2,432,352	$90,878	3.7%
The increase in consolidated revenues of 3.7% during fiscal 2026 compared to the prior fiscal year was due primarily to the growth in our Uniform & Facility Service Solutions segment of 3.5%.
The increase in revenues in our Uniform & Facility Service Solutions segment was primarily due to organic growth of 3.4%, which benefited from solid new account sales and improved customer retention in 2026. The effect of the Canadian dollar exchange rate was nominal on our revenues.
First Aid & Safety Solutions revenues for fiscal 2026 increased 10.9% compared to the prior fiscal year due primarily to double-digit growth on our van business.
Other segment revenues for fiscal 2026 increased 1.2% compared to the prior fiscal year due primarily to growth in our European operations. This growth was partially offset by the wind-down of a large refurbishment project and a lower number of reactor outages due to the cyclical nature of the nuclear industry. Results for the Other segment are often influenced by seasonality, the timing and duration of customer outages, and project-based activities.
Cost of revenues

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Cost of revenues	$1,600,281	$1,542,400	$57,881	3.8%
% of Revenues	63.4%	63.4%
The increase in consolidated cost of revenues of 3.8% during fiscal 2026 compared to the prior fiscal year was primarily attributable to investments in service staffing to drive continued improvement in customer retention, as well as higher production and healthcare claims expenses. These increases were partially offset by lower merchandise costs as a percentage of revenues compared to fiscal 2025.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Selling and administrative expenses	$644,913	$565,099	$79,814	14.1%
% of Revenues	25.6%	23.2%
The increase in selling and administrative costs of 14.1% during fiscal 2026 compared to the prior fiscal year was due primarily to approximately $37.2 million of Transaction-related Costs and $2.0 million of shareholder engagement and proxy-related costs incurred in connection with our 2026 Annual Meeting of Shareholders. The increase was further driven by higher selling payroll, healthcare claims expenses and investments to accelerate growth and support our digital transformation. Selling and administrative expenses in the current year were also impacted by increased costs associated with our Key Initiative, which totaled $13.3 million during fiscal 2026 compared to $6.8 million in the prior fiscal year.
Depreciation and amortization

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Depreciation and amortization	$141,992	$140,355	$1,637	1.2%
% of Revenues	5.6%	5.8%
Depreciation and amortization expense in fiscal 2026 increased 1.2% as compared to the prior fiscal year. Depreciation increased approximately $2.5 million, primarily reflecting continued investment in systems, technology capabilities, and infrastructure to support future growth. Amortization decreased approximately $0.9 million, due primarily to lower amortization related to the acquisition of Clean Uniform in fiscal 2023.
Operating Income
For fiscal 2026, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$126,340	$168,502	$(42,162)	(25.0)%
First Aid & Safety Solutions	(4,589)	853	(5,442)	(638.0)%
Other	14,293	15,143	(850)	(5.6)%
Operating income	$136,044	$184,498	$(48,454)	(26.3)%
Operating income margin	5.4%	7.6%
Other income, net

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Interest income, net	$(7,234)	$(9,770)	$2,536	(26.0)%
Other expense (income), net	1,205	(1,107)	2,312	(208.9)%
Total other income, net	$(6,029)	$(10,877)	$4,848	(44.6)%
Total other income, net decreased in fiscal 2026 as compared to the prior fiscal year, primarily due to $2.8 million in proceeds from the sale of a property during fiscal 2025. Lower cash reserves and lower interest rates, which reduced interest income, also contributed to the decrease.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Provision for income taxes	$32,583	$47,104	$(14,521)	(30.8)%
Effective income tax rate	22.9%	24.1%
The decrease in the effective tax rate for fiscal 2026 compared to the prior fiscal year was primarily due to higher federal income tax credits recognized in fiscal 2026.
Liquidity and Capital Resources
General
Cash and cash equivalents totaled $192.1 million as of August 29, 2026, a decrease of $17.1 million from $209.2 million as of August 30, 2025. The decrease in cash and cash equivalents and short-term investments was largely driven by our continued investment in our business with capital expenditures totaling $134.5 million, $32.7 million of share repurchases, $25.2 million of dividend payments and $24.6 million paid for acquisitions. These decreases were partially offset by $205.3 million of cash provided from operating activities during fiscal 2026.
On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.
Pursuant to the share repurchase program, we repurchased 194,100 shares of our Common Stock for an aggregate of approximately $31.7 million during fiscal 2026. As of August 29, 2026, we had $8.9 million remaining to repurchase shares under the share repurchase program.
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
Sources and uses of cash flows for fiscal 2026 and 2025, respectively, are summarized as follows:

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
Net cash provided by operating activities	$205,285	$296,872	$(91,587)	(30.9)%
Net cash used in investing activities	(152,537)	(155,047)	2,510	(1.6)%
Net cash used in financing activities	(64,730)	(101,153)	36,423	(36.0)%
Effect of exchange rate changes	602	1,258	(656)	(52.1)%
Net (decrease) increase in cash and cash equivalents	$(11,380)	$41,930	$(53,310)	(127.1)%
Net Cash Provided by Operating Activities
Net cash provided by operating activities in fiscal 2026 decreased by $91.6 million as compared to fiscal 2025, due primarily to a $38.8 million decrease in net income, a $26.8 million increase in cash used for rental merchandise in service, a $15.2 million increase in change in for prepaid and accrued income taxes, a $14.8 million increase in change in accounts receivable, and a $12.8 million increase in cash used for inventories. Additionally, the decrease in net income included approximately $37.2 million of Transaction-related Costs incurred during fiscal 2026 associated with the proposed merger with Cintas. These decreases in cash provided were partially offset by an $8.8 million decrease in cash used for prepaid expenses and other assets.
The increase in cash used for rental merchandise in service was driven primarily by the installation of garments for several large customers during fiscal 2026. The increase in cash used for inventories was driven primarily by the timing of shipments. The increase in change in accounts receivable was driven primarily by higher sales volumes and an increase in aged receivables within our First Aid & Safety Solutions segment. The increase in change in prepaid and accrued income taxes was due primarily to lower cash tax payments, driven by favorable temporary differences and reduced federal and state tax obligations under the One Big Beautiful Bill Act.
Net Cash Used in Investing Activities
Net cash used in investing activities in fiscal 2026 decreased by $2.5 million as compared to fiscal 2025, due primarily to reduced capital expenditures of $19.8 million. This decrease in net cash used was partially offset by a $12.7 million increase in cash paid for acquisitions, which included the settlement of $1.0 million in acquisition-related holdbacks related to recent acquisitions, a $2.5 million decrease in proceeds from the sale of assets, and a $2.2 million decrease in net proceeds from certificate of deposits.
Net Cash Used in Financing Activities
Net cash used in financing activities in fiscal 2026 decreased by $36.4 million as compared to fiscal 2025, due primarily to a $38.2 million decrease in Common Stock repurchases and the non-recurrence of $1.2 million in deferred financing costs paid in fiscal 2025. These decreases were partially offset by $1.7 million in acquisition-related holdbacks settled more than three months after the acquisition date, a $0.7 million increase in taxes withheld and paid related to net-share settlement of equity awards, and a $0.5 million increase in dividend payments.
Long-term Debt and Borrowing Capacity
On August 12, 2025, we entered into an amended and restated $300.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on August 12, 2030. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Secured Overnight Financing Rate (“SOFR”) or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $400.0 million.
Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We evaluate our compliance with these financial covenants on a fiscal quarterly basis. As of August 29, 2026, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.
As of August 29, 2026, we had no outstanding borrowings and had outstanding letters of credit amounting to $101.3 million, leaving $198.7 million available for borrowing under the Credit Agreement.
As of August 29, 2026, we were in compliance with all covenants under the Credit Agreement.
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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for import taxes from the fiscal year ended August 27, 2016, value added taxes and customs processing fees of over $17.0 million, plus surcharges, fines and penalties of $67.7 million, for a total assessment of $84.7 million. We challenged the validity of the tax assessment through administrative and judicial proceedings. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico issued a ruling partially in our favor. Following subsequent judicial proceedings, the judgment became final and binding in fiscal 2026, requiring the Mexican federal tax authority to issue a revised assessment. Consequently, the tax authority issued a new assessment of approximately $4.16 million, which we subsequently challenged through a complaint alleging defective and/or excessive compliance with the judgment. These proceedings remain pending. Based on the information currently available, we determined that a loss of approximately $2.0 million is probable and recorded an accrual for such estimated liability in our Consolidated Financial Statements for the fourth quarter of fiscal 2026. We are unable to ascertain the ultimate outcome of the remaining disputed amount and believe that any additional loss beyond the recorded accrual is neither probable nor remote; accordingly, we are unable to reasonably estimate the amount or range of any such additional loss.
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
Contractual Obligations and Other Commercial Commitments
The following information is presented as of August 29, 2026 (in thousands):

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$24,431	$4,301	$3,411	$3,183	$13,536
Asset retirement obligations	19,492	—	—	—	19,492
Operating leases	97,428	22,419	35,799	22,096	17,114
Purchase commitments*	101,963	73,888	25,813	2,262	—
Total contractual cash obligations	$243,314	$100,608	$65,023	$27,541	$50,142
*Includes non-cancellable purchase commitments for inventories, software, and services.
As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 29, 2026, we had total borrowing capacity of $300.0 million under our Credit Agreement. The Credit Agreement includes an accordion feature, which is described above, that permits us to request up to an additional $100.0 million in commitments (for aggregate commitments up to $400.0 million) subject to covenant compliance. As of August 29, 2026, we had no outstanding borrowings, $101.3 million of letters of credit outstanding and $198.7 million available for borrowing. We were in compliance with all covenants as of that date.
Energy Costs
Significant variability in energy costs, specifically with respect to natural gas, gasoline and electricity can materially affect our operating costs. During fiscal 2026, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.0% of our total revenue.

Recent Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards.
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
As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4%, 7.0% and 6.9% of our total consolidated revenues for fiscal 2026, 2025 and 2024, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.2% and 7.0% of our total consolidated assets as of August 29, 2026 and August 30, 2025, respectively.
If exchange rates had increased or decreased by 10% from the actual rates in effect during fiscal 2026, our revenues and assets for the year ended and as of August 29, 2026 would have increased or decreased by approximately $18.6 million and $20.8 million, respectively.
From August 2021 through the fourth quarter of fiscal 2026, we maintained forward contracts to exchange CAD for U.S. dollars at fixed rates to manage exposure related to certain forecasted CAD-denominated sales of one of our subsidiaries. The hedged transactions were specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the fiscal quarter of fiscal 2022 and continuing through the fourth quarter of fiscal 2026. In total, we sold approximately 14.1 million CAD at an average Canadian-dollar exchange rate of 0.7861 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. These contracts matured as of the end of fiscal 2026, and we currently do not have any outstanding derivative financial instruments.
We currently do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During fiscal 2026, transaction losses included in other expense, net, were $0.7 million. If exchange rates had changed by 10% during fiscal 2026, we would have recognized exchange gains or losses of approximately $0.6 million.
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. During fiscal 2026, we had no outstanding borrowings under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.
Please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
Year ended (In thousands, except per share data)	August 29, 2026	August 30, 2025	August 31, 2024
Revenues	$2,523,230	$2,432,352	$2,427,431
Operating expenses:
Cost of revenues (1)	1,600,281	1,542,400	1,579,835
Selling and administrative expenses (1)	644,913	565,099	522,586
Depreciation and amortization	141,992	140,355	141,432
Total operating expenses	2,387,186	2,247,854	2,243,853
Operating income	136,044	184,498	183,578
Other (income) expense:
Interest income, net	(7,234)	(9,770)	(7,242)
Other expense (income), net	1,205	(1,107)	1,441
Total other income, net	(6,029)	(10,877)	(5,801)
Income before income taxes	142,073	195,375	189,379
Provision for income taxes	32,583	47,104	43,905
Net income	$109,490	$148,271	$145,474

Income per share—Basic:
Common Stock	$6.30	$8.33	$8.11
Class B Common Stock	$5.04	$6.66	$6.49

Income per share—Diluted:
Common Stock	$6.02	$7.98	$7.77

Income allocated to—Basic:
Common Stock	$91,595	$124,551	$122,188
Class B Common Stock	$17,895	$23,720	$23,286

Income allocated to—Diluted:
Common Stock	$109,490	$148,271	$145,474

Weighted average number of shares outstanding—Basic:
Common Stock	14,545	14,961	15,073
Class B Common Stock	3,551	3,560	3,590

Weighted average number of shares outstanding—Diluted:
Common Stock	18,196	18,581	18,724
(1)Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
Year ended (In thousands)	August 29, 2026	August 30, 2025	August 31, 2024
Net income	$109,490	$148,271	$145,474
Other comprehensive (loss) income:
Foreign currency translation adjustments	(677)	10	538
Pension benefit liabilities, net of income taxes	733	1,877	(348)
Change in fair value of derivatives, net of income taxes	(60)	(28)	(73)
Other comprehensive (loss) income	(4)	1,859	117
Comprehensive income	$109,486	$150,130	$145,591
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 29, 2026	August 30, 2025
Assets
Current assets:
Cash and cash equivalents	$192,121	$203,501
Short-term investments	—	5,672
Receivables, less reserves of $6,940 and $6,802	306,998	285,297
Inventories	146,356	145,197
Rental merchandise in service	244,643	227,720
Prepaid taxes	17,413	7,708
Prepaid expenses and other current assets	60,926	49,508
Total current assets	968,457	924,603
Property, plant and equipment, net	843,589	829,622
Goodwill	675,385	657,748
Customer contracts, net	66,633	74,784
Other intangible assets, net	23,418	31,045
Deferred income taxes	943	977
Operating lease right-of-use assets, net	78,849	70,110
Other assets	213,100	189,266
Total assets	$2,870,374	$2,778,155
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$94,522	$94,980
Accrued liabilities	194,755	176,903
Accrued taxes	196	674
Operating lease liabilities, current	18,808	17,846
Total current liabilities	308,281	290,403
Accrued liabilities	123,129	128,554
Accrued and deferred income taxes	147,502	135,648
Operating lease liabilities	62,337	54,593
Total liabilities	641,249	609,198
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,535,738 and 14,679,646 shares issued and outstanding in 2026 and 2025, respectively	1,454	1,468
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,551,265 and 3,551,265 shares issued and outstanding in 2026 and 2025, respectively	355	355
Capital surplus	115,369	109,107
Retained earnings	2,133,736	2,079,812
Accumulated other comprehensive loss	(21,789)	(21,785)
Total shareholders’ equity	2,229,125	2,168,957
Total liabilities and shareholders’ equity	$2,870,374	$2,778,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	145,474	—	145,474
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(348)	(348)
Change in fair value of derivatives (1)	—	—	—	—	—	—	(73)	(73)
Foreign currency translation	—	—	—	—	—	—	538	538
Dividends declared	—	—	—	—	—	(23,670)	—	(23,670)
Share-based compensation, net (2)	—	—	—	—	6,534	—	—	6,534
Share-based awards exercised, net (1)	36	—	4	—	—	—	—	4
Repurchase of Common Stock (3)	(140)	—	(14)	—	(1,046)	(22,848)	—	(23,908)
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	148,271	—	148,271
Pension benefit liabilities, net (1)	—	—	—	—	—	—	1,877	1,877
Change in fair value of derivatives (1)	—	—	—	—	—	—	(28)	(28)
Foreign currency translation	—	—	—	—	—	—	10	10
Dividends declared	—	—	—	—	—	(24,858)	—	(24,858)
Share-based compensation, net (2)	—	—	—	—	7,699	—	—	7,699
Share-based awards exercised, net (1)	43	—	4	—	—	—	—	4
Repurchase of Common Stock (3)	(403)	—	(40)	—	(3,383)	(69,106)	—	(72,529)
Shares converted	39	(39)	$4	$(4)	$—	$—	$—	$—
Balance, as of August 30, 2025	14,679	3,551	$1,468	$355	$109,107	$2,079,812	$(21,785)	$2,168,957
Net income	—	—	—	—	—	109,490	—	109,490
Pension benefit liabilities, net (1)	—	—	—	—	—	—	733	733
Change in fair value of derivatives (1)	—	—	—	—	—	—	(60)	(60)
Foreign currency translation	—	—	—	—	—	—	(677)	(677)
Dividends declared	—	—	—	—	—	(25,354)	—	(25,354)
Share-based compensation, net (2)	—	—	—	—	7,884	—	—	7,884
Share-based awards exercised, net (1)	50	—	5	—	—	—	—	5
Repurchase of Common Stock (3)	(194)	—	(19)	—	(1,622)	(30,212)	—	(31,853)
Balance, as of August 29, 2026	14,535	3,551	$1,454	$355	$115,369	$2,133,736	$(21,789)	$2,229,125
(1)These amounts are shown net of the effect of income taxes.
(2)These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.
(3)These amounts are shown net of the effect of excise taxes.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
Year ended (In thousands)	August 29, 2026	August 30, 2025	August 31, 2024
Cash flows from operating activities:
Net income	$109,490	$148,271	$145,474
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	141,992	140,355	141,432
Share-based compensation	13,062	12,173	9,773
Accretion on environmental contingencies	1,404	1,280	1,264
Accretion on asset retirement obligations	1,072	875	976
Other	214	448	466
Deferred income taxes	10,281	3,897	5,231
Loss (gain) on sale of property and equipment	309	(2,117)	561
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(21,320)	(6,478)	511
Inventories	(445)	12,318	(8,458)
Rental merchandise in service	(16,759)	10,039	10,548
Prepaid expenses and other current assets and Other assets	(15,545)	(24,330)	(12,582)
Accounts payable	(2,005)	2,333	(4,069)
Accrued liabilities	(7,890)	(8,774)	(3,021)
Prepaid and accrued income taxes	(8,575)	6,582	7,163
Net cash provided by operating activities	205,285	296,872	295,269

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(24,578)	(11,911)	(203)
Capital expenditures, including capitalization of software costs	(134,519)	(154,345)	(160,417)
Purchases of investments	(5,664)	(20,406)	(24,581)
Maturities of investments	11,426	28,356	21,679
Proceeds from sale of assets	798	3,259	1,286
Net cash used in investing activities	(152,537)	(155,047)	(162,236)

Cash flows from financing activities:
Payment of contingent consideration	(1,670)	—	—
Payment of deferred financing costs	—	(1,164)	—
Proceeds from exercise of share-based awards	5	4	4
Taxes withheld and paid related to net share settlement of equity awards	(5,178)	(4,473)	(3,239)
Repurchase of Common Stock	(32,736)	(70,895)	(23,780)
Payment of cash dividends	(25,151)	(24,625)	(23,345)
Net cash used in financing activities	(64,730)	(101,153)	(50,360)

Effect of exchange rate changes	602	1,258	(545)

Net (decrease) increase in cash and cash equivalents	(11,380)	41,930	82,128
Cash and cash equivalents at beginning of period	203,501	161,571	79,443
Cash and cash equivalents at end of period	$192,121	$203,501	$161,571
Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$13,451	$11,309	$11,138
Interest paid	$1,028	$1,150	$1,169
Income taxes paid, net of refunds received	$30,648	$37,166	$33,716
(1)Depreciation and amortization for the full year of fiscal 2026, 2025 and 2024 included approximately $15.5 million, $17.0 million and $18.8 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
UniFirst Corporation and Subsidiaries
1. Summary of Significant Accounting Policies
Business Description
UniFirst Corporation (the “Company”) is one of the leading providers of workplace uniforms and protective work wear clothing in North America. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. The Company also rents and sells industrial wiping and cleaning products, floor mats, facility service products and other non-garment items, and provides restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provides certain safety training, to a variety of manufacturers, retailers and service companies.
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
As discussed and described in Note 14, “Segment Reporting”, to these Consolidated Financial Statements, the Company has three reporting segments: Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other. Certain operations of the Uniform & Facility Service Solutions reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”.
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

At the effective time of the First Merger, each share of (i) common stock, par value $0.10 per share, and (ii) Class B common stock, par value $0.10 per share, of the Company (clauses (i) and (ii), our “Common Stock”) issued and outstanding immediately prior to the effective time of the First Merger (other than shares of the Company’s Common Stock held in the Company’s treasury or held directly by a subsidiary of the Company, Cintas, Merger Sub Inc. or Merger Sub LLC) will convert into the right to receive: $155.00 in cash and 0.7720 shares of fully paid and nonassessable Cintas common stock (the “Merger Consideration”). No fractional shares of Cintas common stock will be issued in the Mergers, and holders of the Company’s Common Stock will receive cash in lieu of any fractional shares of Cintas common stock.
The Merger Agreement contains customary representations, warranties, covenants and closing conditions, including approval by the Corporation’s shareholders. On June 11, 2026, the Company’s shareholders approved the Merger Agreement at a virtual special meeting of shareholders. In addition, on June 11, 2026, the Company and Cintas each received a request for additional information and documentary material (a “Second Request”) from the U.S. Federal Trade Commission in connection with its review of the proposed Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Cintas and the Company substantially comply with the Second Request, unless the waiting period is extended voluntarily by Cintas and the Company or terminated earlier by the FTC. On October 2, 2026, each of Cintas and UniFirst certified to the FTC that it has substantially complied with the Second Request. On October 2, 2026, Cintas and UniFirst entered into a timing agreement with the FTC pursuant to which Cintas and UniFirst agreed, among other things, not to consummate the Mergers prior to December 11, 2026 unless they have received written notice from the FTC prior to such date that the FTC has closed its investigation of the Mergers. The completion of the Mergers remains subject to the satisfaction or waiver of the remaining customary closing conditions, including the receipt of required regulatory approvals, and includes specified termination rights if the consummation of the Mergers does not occur on or before January 10, 2027, subject to an automatic extension for up to two periods of four months under certain circumstances. The Merger Agreement provides for the payment by the Company to Cintas of a termination fee of $213.3 million if the Merger Agreement is terminated in specified circumstances, and for payment by Cintas to the Company of a termination fee of $350.0 million if the Merger Agreement is terminated in specified circumstances.
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
Fiscal Year
The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal years ended August 29, 2026 (“fiscal 2026”) and August 30, 2025 (“fiscal 2025”) both consisted of 52 weeks, and fiscal year ended August 31, 2024 (“fiscal 2024”) consisted of 53 weeks. The additional week was included in the fourth quarter of fiscal 2024.
Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments include cash in banks, money market securities and bank short-term investments having original maturities of six months or less. As of August 29, 2026 and August 30, 2025, the Company had no short-term investments and $5.7 million in short-term investments, respectively.

Accounts receivable
Accounts receivable represents amounts due from customers and is presented net of reserves for expected credit losses. The Company uses judgment and estimates in determining the collectability of accounts receivable and evaluating the adequacy of the reserve for expected credit losses. The Company considers specific accounts receivable and historical credit loss experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. When an account is considered uncollectible, it is written off against the reserve for expected credit losses.
The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets as of August 29, 2026 and August 30, 2025 (in thousands):

(In thousands)	August 29, 2026	August 30, 2025
Beginning balance	$6,802	$7,916
Current period provision	10,804	9,090
Write-offs and other	(10,666)	(10,204)
Ending balance	$6,940	$6,802
Financial Instruments
The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables and accounts payable. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument. The Company also entered into foreign exchange forward contracts, which matured as of the end of fiscal 2026. As of August 29, 2026, the Company had no outstanding derivative financial instruments. Refer to Note 3, “Fair Value Measurements,” of these Consolidated Financial Statements for additional information.
Revenue Recognition
In fiscal 2026, approximately 86.0% of the Company’s revenues are derived from fees for route servicing of Uniform & Facility Service Solutions and Other segment services performed by the Company’s employees at the customer’s location of business. The Company recognizes these revenues over time using an output method, as customers simultaneously receive and consume the benefits of the services as they are satisfied. The Company’s remaining revenue representing approximately 14.0% of the Company’s total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.
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

The following table presents the Company’s revenues for fiscal 2026, 2025 and 2024 disaggregated by segment:

	Year ended
	2026		2025		2024
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Uniform & Facility Service Solutions	$2,295,801	91.0%	$2,218,562	91.2%	$2,224,030	91.6%
First Aid & Safety Solutions	127,023	5.0%	114,586	4.7%	106,271	4.4%
Other	100,406	4.0%	99,204	4.1%	97,130	4.0%
Total revenues	$2,523,230	100.0%	$2,432,352	100.0%	$2,427,431	100.0%
Refer to Note 14, “Segment Reporting” for additional details of segment definitions.
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
The following table presents deferred commissions on the Company’s Consolidated Balance Sheets as of August 29, 2026 and August 30, 2025:

(in thousands)	August 29, 2026	August 30, 2025
Prepaid expenses and other current assets	$21,537	$19,795
Other assets	90,610	84,884
The following table presents the Company’s amortization expense related to deferred commissions on the Consolidated Statements of Income for fiscal 2026, 2025 and 2024, respectively:

(in thousands)	2026	2025	2024
Selling and administrative expenses	$21,416	$19,661	$18,031
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

The components of inventory as of August 29, 2026 and August 30, 2025 are as follows (in thousands):

	August 29, 2026	August 30, 2025
Raw materials	$20,439	$22,107
Work in process	2,143	3,030
Finished goods	123,774	120,060
Total inventory	$146,356	$145,197
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
The components of property, plant and equipment as of August 29, 2026 and August 30, 2025 are as follows (in thousands):

	August 29, 2026	August 30, 2025
Land, buildings and leasehold equipment	$877,524	$834,112
Machinery and equipment	763,983	735,091
Motor vehicles	404,077	394,862
Total property, plant and equipment, gross	2,045,584	1,964,065
Less: accumulated depreciation	1,201,995	1,134,443
Total property, plant and equipment, net	$843,589	$829,622
The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings and building improvements (in years)	20 — 35
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5
Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2026, 2025 and 2024.
Goodwill and Other Intangible Assets
In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test using a qualitative assessment on the first day of the fourth quarter of each fiscal year. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used qualitative assessment option for its impairment testing for goodwill in fiscal 2026 and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of May 31, 2026.
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
Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2026, 2025 or 2024.
As of August 29, 2026, definite-lived intangible assets have a weighted average useful life of approximately 12.9 years. Customer contracts have a weighted average useful life of approximately 14.4 years and other intangible assets, net, which consist primarily of restrictive covenants, software and trademarks, have a weighted average useful life of approximately 8.5 years.
Cloud Computing Arrangements
The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. The Company amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on the Company’s Consolidated Balance Sheets. Capitalized costs were $73.8 million and $45.3 million as of August 29, 2026, and August 30, 2025, respectively.
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
The estimated liability for environmental contingencies has been discounted as of August 29, 2026 using a risk-free interest rate of approximately 5.22% over expected payment periods ranging from twenty to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 10, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.
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
The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The Company depreciates, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to eighteen years.
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
In addition, as discussed in Note 6, “Employee Benefit Plans” the UniFirst Plan was terminated during fiscal 2026, and the Company expects to complete the final settlement of the plan’s remaining benefit obligation during fiscal 2027. Completion of the settlement will require recognition of the plan’s remaining unrecognized losses as a charge to earnings in the period the final distribution occurs. The amount of the charge will depend on participant elections, annuity pricing and prevailing interest rates at the time of settlement, and the Company does not expect it to be material to its results of operations.
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
Income Taxes
The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Refer to Note 4, “Income Taxes” in these Consolidated Financial Statements for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.
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
Advertising Costs
Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $6.8 million, $7.7 million and $5.3 million, for fiscal 2026, 2025 and 2024, respectively.
Share-Based Compensation
Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2026, 2025 and 2024 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2026, 2025 and 2024 was recognized on the date of grant.
For performance-based restricted stock unit awards with revenue and operating margin performance criteria, the Company evaluates the probability of meeting the performance criteria at each balance sheet date and, if probable, related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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
As described above under “Merger Agreement,” at the effective time of the First Merger, each Terminating Company RSU Award (as defined in the Merger Agreement) and each Terminating Company SAR Award (as defined in the Merger Agreement) will be treated as follows: Each Terminating Company RSU Award will be canceled and converted into the right to receive the Merger Consideration for each share of Common Stock subject to the award, and each Continuing Company RSU Award will be assumed by Cintas and converted into a Cintas restricted stock unit award, with the number of underlying shares determined using the Equity Award Conversion Ratio (as defined in the Merger Agreement) and otherwise subject to the same terms and conditions.
At the effective time of the First Merger, each Terminating Company PSU Award (as defined in the Merger Agreement) will be canceled and converted into the right to receive the Merger Consideration, and each Continuing Company PSU Award (as defined in the Merger Agreement) will be assumed by Cintas and converted into a Cintas restricted stock unit award, in each case with the number of shares determined based on the Deemed Performance Level (as defined in the Merger Agreement); Continuing awards will remain subject to time-based vesting conditions but not performance-based vesting conditions. Each Terminating Company SAR Award will be deemed exercised on a net basis immediately prior to the effective time of the First Merger and converted into the right to receive the Merger Consideration for the resulting shares, or canceled for no consideration if its exercise price exceeds the Company Final Price (as defined in the Merger Agreement), and each Continuing Company SAR Award will be assumed by Cintas and converted into a stock-settled appreciation right of Cintas, with the number of shares and the exercise price adjusted using the Equity Award Conversion Ratio. As of August 29, 2026, the Mergers had not been completed, and no share-based compensation expense has been recorded as a result of the treatment of Share-Based Awards under the Merger Agreement.
Income Per Share
The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	2026	2025	2024
Net income available to shareholders	$109,490	$148,271	$145,474
Allocation of net income for Basic:
Common Stock	$91,595	$124,551	$122,188
Class B Common Stock	17,895	23,720	23,286
	$109,490	$148,271	$145,474
Weighted average number of shares for Basic:
Common Stock	14,545	14,961	15,073
Class B Common Stock	3,551	3,560	3,590
	18,096	18,521	18,663
Income per share for Basic:
Common Stock	$6.30	$8.33	$8.11
Class B Common Stock	$5.04	$6.66	$6.49
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
For fiscal 2026, 2025 and 2024, the Company’s diluted income per share assumes the conversion of all Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares.
The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 29, 2026, August 30, 2025 and August 31, 2024 (in thousands, except per share data):

	Year Ended August 29, 2026			Year Ended August 30, 2025			Year Ended August 31, 2024
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$91,595	14,545	$6.30	$124,551	14,961	$8.33	$122,188	15,073	$8.11
Add: effect of dilutive potential common shares
Share-Based Awards	—	100		—	60		—	61
Class B Common Stock	17,895	3,551		23,720	3,560		23,286	3,590
Diluted Income Per Share— Common Stock	$109,490	18,196	$6.02	$148,271	18,581	$7.98	$145,474	18,724	$7.77
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company adopted this ASU in the fourth quarter of fiscal 2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements, other than requiring additional income tax disclosures, which are reflected in Note 4, “Income Taxes.”
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and will therefore be effective for the Company beginning in the first quarter of its fiscal year ending August 28, 2027. Early adoption is permitted, and the ASU is to be applied prospectively. The Company has completed its evaluation of the ASU and does not expect it to have a material effect on its consolidated financial statements and related disclosures.
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
During fiscal 2026, the Company incurred approximately $37.2 million of Transaction-related Costs (as defined below) associated with the proposed merger with Cintas. These costs consisted primarily of legal, advisory and other professional service fees (“Transaction-related Costs”) and are included within selling and administrative expenses in the Consolidated Statements of Income.
During fiscal 2026, the Company completed six acquisitions in the First Aid & Safety Solutions segment, two acquisitions in the Uniform & Facility Service Solutions segment and one acquisition in the Other segment, for total purchase prices of approximately $16.0 million, $10.7 million and $0.9 million, respectively.
During fiscal 2025, the Company completed three acquisitions in the Uniform & Facility Service Solutions segment and seven acquisitions in the First Aid & Safety Solutions segment for total purchase prices of approximately $1.9 million and $12.0 million, respectively.
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

The following table presents aggregate information relating to the acquisition of businesses during fiscal 2026 and 2025 (in thousands):

Year ended	August 29, 2026	August 30, 2025
Cash and cash equivalents	$282	$—
Tangible assets acquired	3,797	1,088
Goodwill	17,690	8,935
Customer contracts	5,920	3,749
Other intangible assets	256	217
Liabilities assumed	(304)	—
Total consideration paid for acquisition of businesses	27,641	13,989
Contingent consideration	(3,331)	—
Contingent holdbacks	(406)	(2,078)
Acquisition of businesses, net of contingent consideration and holdbacks	$23,904	$11,911
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

	As of August 29, 2026				As of August 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$—	$—	$—	$—	$5,672	$—	$5,672
Pension plan assets	—	1,866	—	1,866	—	2,474	—	2,474
Non-qualified deferred compensation plan assets	—	5,680	—	5,680	—	4,685	—	4,685
Foreign currency forward contracts	—	—	—	—	—	79	—	79
Total assets at fair value	$—	$7,546	$—	$7,546	$—	$12,910	$—	$12,910
Liabilities:
Non-qualified deferred compensation plan liability	$—	$3,708	$—	$3,708	$—	$2,842	$—	$2,842
Total liabilities at fair value	$—	$3,708	$—	$3,708	$—	$2,842	$—	$2,842
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
The Company’s foreign currency forward contracts represented contracts the Company entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts matured as of the end of fiscal 2026, and the Company had no outstanding forward contracts as of August 29, 2026. As of August 30, 2025, the fair value of the forward contracts was included in prepaid expenses and other current assets. The fair value of the forward contracts was based on similar exchange-traded derivatives and was, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes
Income before taxes consists of the following components:

Year ended	2026	2025	2024
U.S. Operations	$137,671	$177,041	$178,895
Foreign Operations	4,402	18,334	10,484
Total	$142,073	$195,375	$189,379

The provision for income taxes consists of the following (in thousands):

Year ended	2026	2025	2024
Current:
Federal	$15,310	$33,597	$30,932
Foreign	185	1,907	1,231
State	6,223	8,667	6,007
Total current	$21,718	$44,171	$38,170
Deferred:	10,865	2,933	5,735
Total provision for income taxes	$32,583	$47,104	$43,905
The reconciliation of income tax expense using the statutory federal income tax rate and actual income tax expense is as follows for fiscal 2026 (in thousands):

	2026
	Amount	Percent
Income taxes at the U.S. federal statutory rate	$29,835	21.0%
State and local income taxes, net of federal benefit (1)	5,883	4.1%
Foreign tax effects	399	0.3%
Effect of cross-border tax laws	(702)	(0.5)%
Tax Credits	(5,147)	(3.6)%
Nontaxable or nondeductible items:	1,876	1.3%
Changes in unrecognized tax benefits	1,496	1.1%
Other	(1,057)	(0.7)%
Total	$32,583	22.9%
(1) State taxes in California, Florida, Illinois, New York and Texas make up the majority (greater than 50%) of the tax effect in the state and local income tax category.

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Year ended	2025	2024
Income taxes at the statutory federal income tax rate	21.0%	21.0%
State income taxes	3.9	3.6
Adjustments to tax reserve	(0.4)	(0.5)
Other	(0.4)	(0.9)
Effective income tax rate	24.1%	23.2%
During the fiscal year ended August 29, 2026, income taxes paid, net of any refunds, were $30.6 million, which included federal tax payments of $22.9 million, state and local tax payments of $6.1 million and foreign tax payments of $1.6 million.

The decrease in the effective tax rate for fiscal 2026 compared to the prior fiscal year was primarily due to provision-to-return adjustments associated with income tax credits recognized upon finalization of the prior-year U.S. federal income tax return. These adjustments reflect refinement of estimates used in the prior year tax provision and resulted in a tax benefit in the current period.
The components of deferred income taxes included on the Consolidated Balance Sheets are as follows (in thousands):

	August 29, 2026	August 30, 2025
Deferred tax assets:
Payroll and benefit related	$16,195	$16,578
Insurance reserves	14,010	14,694
Environmental reserves	7,351	7,412
Accrued expenses	5,266	7,236
Operating lease liabilities	20,144	17,911
Research and development	1,916	4,891
Transaction costs	8,333	—
Other	13,312	13,121
Total deferred tax assets	$86,527	$81,843

Deferred tax liabilities:
Uniform and other rental items in service	$60,579	$56,617
Property and equipment	59,250	57,953
Intangible and other amortizable assets	59,834	54,169
Capitalized contract costs	28,168	26,441
Operating lease right-of-use assets	19,601	17,356
Other	—	48
Total deferred tax liabilities	227,432	212,584
Net deferred tax liability	$140,905	$130,741
The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.
Foreign tax effect
As of August 29, 2026, unremitted foreign earnings have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. If the Company were to repatriate those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.
Uncertain tax positions
As of August 29, 2026, and August 30, 2025, there were $5.6 million and $3.9 million, respectively, of unrecognized tax benefits, of which $5.2 million and $3.7 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 29, 2026, and August 30, 2025, the Company had accrued a nominal amount in interest and penalties, in its long-term accrued liabilities. For fiscal 2026, 2025 and 2024, the Company recognized a nominal expense in its Consolidated Statements of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

Balance at August 31, 2024	$4,638
Additions for tax positions of the current year	1,202
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,826)
Statute expirations	(128)
Balance at August 30, 2025	3,886
Additions for tax positions of the current year	1,775
Additions for tax positions of prior years	765
Reduction for tax positions of prior years	(27)
Statute expirations	(799)
Balance at August 29, 2026	$5,600
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
All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2022 and 2018, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2022. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.
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
Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of August 29, 2026, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.
As of August 29, 2026, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $101.3 million, leaving $198.7 million available for borrowing under the Credit Agreement.
As of August 29, 2026, the Company was in compliance with all covenants under the Credit Agreement.
6. Employee Benefit Plans
Defined Contribution Retirement Savings Plan
The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2026, 2025 and 2024 were $15.9 million, $15.6 million and $20.3 million, respectively.
Pension Plan and Supplemental Executive Retirement Plan
The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.
The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.2 million, $1.6 million and $1.7 million for fiscal 2026, 2025 and 2024, respectively.
The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by a third-party investment manager. The amount charged to expense related to this plan amounted to approximately $0.2 million for fiscal 2026, 2025 and 2024.
Plan Termination
The UniFirst Plan was terminated during fiscal 2026. In connection with the termination, the Company remeasured the plan's benefit obligation using assumptions appropriate for a terminating plan, reflecting an expected mix of lump-sum and annuity settlements with participants. During fiscal 2026, the Company made lump-sum distributions and other settlement payments to a portion of plan participants, resulting in a settlement charge recognized in other expense, net, representing the proportionate recognition of previously unrecognized net actuarial losses in accordance with ASC 715-30. The Company expects to complete the distribution of substantially all remaining plan assets and settle the remaining benefit obligation during fiscal 2027. Completion of the plan termination will require recognition of the remaining unrecognized net actuarial loss and prior service cost as an additional settlement charge, the amount of which will depend on final participant distribution elections, annuity pricing and interest rates at the time of settlement. The Company does not expect the additional settlement charge to be material to its results of operations.
Net periodic benefit cost other than service costs have been recorded in the accompanying Consolidated Statements of Income in other expense, net.
The components of net periodic benefit cost for fiscal 2026, 2025 and 2024 are as follows (in thousands):

	UniFirst Plan			SERP
	2026	2025	2024	2026	2025	2024
Service cost	$74	$73	$74	$274	$390	$405
Interest cost	133	148	159	1,224	1,239	1,255
Expected return on assets	(72)	(91)	(90)	—	—	—
Amortization of prior service cost	21	21	21	—	—	—
Amortization of actuarial gain	—	—	—	(322)	(41)	(116)
Other events	47	(10)	—	—	—	—
Net periodic benefit cost	$203	$141	$164	$1,176	$1,588	$1,544

The Company’s obligations and funded status as of August 29, 2026 and August 30, 2025 are as follows (in thousands):

	UniFirst Plan		SERP
	2026	2025	2026	2025
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,004	$3,609	$23,479	$25,880
Service cost	74	73	274	390
Interest cost	133	148	1,224	1,239
Actuarial loss (gain)	152	3	(1,508)	(2,549)
Benefits paid	(19)	(37)	(1,614)	(1,481)
Settlements	(768)	(792)	—	—
Projected benefit obligation, end of year	$2,576	$3,004	$21,855	$23,479

Change in plan assets:
Fair value of plan assets, beginning of year	$2,474	$3,108	$—	$—
Actual return on plan assets	(18)	27	—	—
Employer Contributions	197	168	—	—
Benefits paid	(19)	(37)	—	—
Settlements	(768)	(792)	—	—
Fair value of plan assets, end of year	$1,866	$2,474	$—	$—
Funded status (net amount recognized)	$(710)	$(530)	$(21,855)	$(23,479)
As of August 29, 2026 and August 30, 2025, the accumulated benefit obligations related to the UniFirst Plan were $2.6 million and $3.0 million, respectively. As of August 29, 2026 and August 30, 2025, the accumulated benefit obligations related to the SERP were $20.4 million and $21.7 million, respectively.
The amounts recorded on the Consolidated Balance Sheets as of August 29, 2026 and August 30, 2025 are as follows (in thousands):

	UniFirst Plan		SERP
	2026	2025	2026	2025
Deferred tax assets (liabilities)	$48	$4	$(1,677)	$(1,388)
Accrued liabilities	710	530	21,855	23,479
Accumulated other comprehensive (loss) income	(141)	(11)	4,969	4,071
As of August 29, 2026 and August 30, 2025, the amounts recognized in accumulated other comprehensive loss are as follows (in thousands):

	UniFirst Plan		SERP
	2026	2025	2026	2025
Net actuarial (loss) gain	$(159)	$36	$6,645	$5,459
Unrecognized prior service cost	(30)	(51)	—	—
Accumulated other comprehensive (loss) income	$(189)	$(15)	$6,645	$5,459

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 29, 2026 and August 30, 2025 are as follows:

	UniFirst Plan		SERP
	2026	2025	2026	2025
Discount rate	6.0%	5.1%	5.9%	5.4%
Rate of compensation increase	N/A	N/A	5.0%	5.0%
The weighted average assumptions used in calculating the Company’s net periodic service cost for fiscal 2026, 2025 and 2024 are as follows:

	UniFirst Plan			SERP
	2026	2025	2024	2026	2025	2024
Discount rate	5.1%	5.1%	4.8%	5.4%	4.9%	5.2%
Expected return on plan assets	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%
The benefit payments, which reflect expected future service, are expected to be paid for the five fiscal years subsequent to August 29, 2026 and thereafter are as follows (in thousands):

	UniFirst Plan	SERP
2027	$2,576	$1,725
2028	—	1,666
2029	—	1,745
2030	—	1,542
2031	—	1,641
Thereafter	—	13,536
Total benefit payments	$2,576	$21,855
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
The amounts for employee or employer contributions charged to expense related to the NQDC Plan for fiscal 2026, fiscal 2025 and fiscal 2024, were $1.3 million, $1.0 million and $0.8 million, respectively.
The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $5.7 million and $4.7 million as of August 29, 2026 and August 30, 2025, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $3.7 million and $2.8 million as of August 29, 2026 and August 30, 2025, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.
Earnings and losses on contributions, based on investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For fiscal 2026, fiscal 2025, and fiscal 2024 other income was $0.6 million, $0.4 million and $0.6 million, respectively.

7. Goodwill and Other Intangible Assets
When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during fiscal 2026, 2025 and 2024.
The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 31, 2024	$648,850
Goodwill recorded during the period	8,935
Other	(37)
Balance as of August 30, 2025	$657,748
Goodwill recorded during the period	17,690
Other	(53)
Balance as of August 29, 2026	$675,385
As of August 29, 2026, the Company has allocated $651.3 million, $20.3 million and $3.8 million of goodwill to its Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other segments, respectively.
Intangible assets, net in the Company’s Consolidated Balance Sheets as of August 29, 2026 and August 30, 2025 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 29, 2026
Customer contracts	$323,998	$257,365	$66,633
Software	77,723	54,850	22,873
Other intangible assets	40,278	39,733	545
	$441,999	$351,948	$90,051
August 30, 2025
Customer contracts	$318,148	$243,364	$74,784
Software	81,659	52,355	29,304
Other intangible assets	40,003	38,262	1,741
	$439,810	$333,981	$105,829
Estimated amortization expense for the five fiscal years subsequent to August 29, 2026 and thereafter, based on intangible assets, net as of August 29, 2026 are as follows (in thousands):

2027	$18,548
2028	16,384
2029	14,153
2030	12,207
2031	8,822
Thereafter	19,937
Total estimated amortization expense	$90,051

8. Accrued Liabilities
Accrued liabilities in the Consolidated Balance Sheets as of August 29, 2026 and August 30, 2025 consists of the following (in thousands):

	August 29, 2026	August 30, 2025
Current liabilities:
Payroll and benefit related	$48,876	$46,901
Bonuses	29,705	23,505
Insurance related	39,341	36,079
Environmental related	15,958	16,243
Other	60,875	54,175
Total current liabilities	$194,755	$176,903

Long-term liabilities:
Benefit related	$20,102	$22,271
Environmental related	14,402	14,409
Asset retirement obligations	19,492	18,524
Insurance related	69,133	73,350
Total long-term liabilities	$123,129	$128,554
Total accrued liabilities	$317,884	$305,457
9. Asset Retirement Obligations
Asset retirement obligations generally result from legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to eighteen years.
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

A reconciliation of the Company’s asset retirement liabilities for fiscal 2026 and 2025 are as follows (in thousands):

Year ended	August 29, 2026	August 30, 2025
Beginning balance	$18,524	$17,929
Accretion expense	1,072	875
Effect of exchange rate changes	(40)	271
Costs incurred	(64)	—
Change in estimate	—	(551)
Ending balance	$19,492	$18,524
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
The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for fiscal 2026, 2025 and 2024:

(In thousands, except lease term and discount rate)	2026	2025	2024
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$27,424	$26,858	$25,866

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$21,429	$20,640	$20,083
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$26,284	$20,374	$19,511
Weighted average remaining lease term - operating leases	5.32	5.11	4.70
Weighted average discount rate - operating leases	5.05%	5.16%	4.74%
Total rent expense on all leases was $23.0 million, $22.7 million and $21.8 million for fiscal 2026, 2025 and 2024, respectively.

The contractual future minimum lease payments of the Company’s operating lease liabilities by fiscal year as of August 29, 2026 are as follows (in thousands):

2027	$22,419
2028	19,860
2029	15,939
2030	12,344
2031	9,752
Thereafter	17,114
Total payments	97,428
Less interest	16,283
Total present value of lease payments	$81,145
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
•The number, financial resources and relative degree of responsibility of other potentially responsible parties (“PRPs”) who may be liable for remediation and monitoring of a specific site; and
•The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 29, 2026, the risk-free interest rate utilized by the Company was approximately 5.22%.
For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.
The changes to the Company’s environmental liabilities for fiscal 2026 and 2025 are as follows (in thousands):

Year ended	August 29, 2026	August 30, 2025
Beginning balance	$30,652	$31,255
Costs incurred for which reserves have been provided	(2,336)	(2,532)
Insurance (premiums) proceeds	(419)	246
Interest accretion	1,404	1,280
Changes in discount rates	(553)	(1,332)
Revisions in estimates	1,612	1,735
Ending balance	$30,360	$30,652
Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 29, 2026, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

Fiscal year ended August	2027	2028	2029	2030	2031	Thereafter	Total
Estimated costs—current dollars	$16,163	$2,504	$1,768	$1,684	$1,744	$15,160	$39,023
Estimated insurance proceeds	(181)	(150)	(150)	(150)	(150)	—	(781)
Net anticipated costs	$15,982	$2,354	$1,618	$1,534	$1,594	$15,160	$38,242
Effect of inflation							8,105
Effect of discounting							(15,987)
Balance as of August 29, 2026							$30,360
Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds less premiums of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 29, 2026, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $6.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.
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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for import taxes from the fiscal year ended August 27, 2016, value added taxes and customs processing fees of over $17.0 million, plus surcharges, fines and penalties of $67.7 million, for a total assessment of $84.7 million. The Company challenged the validity of the tax assessment through administrative and judicial proceedings. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico issued a ruling partially in the Company’s favor. Following subsequent judicial proceedings, the judgment became final and binding in fiscal 2026, requiring the Mexican federal tax authority to issue a revised assessment. Consequently, the tax authority issued a new assessment of approximately $4.16 million, which the Company subsequently challenged through a complaint alleging defective and/or excessive compliance with the judgment. These proceedings remain pending. Based on the information currently available, the Company determined that a loss of approximately $2.0 million is probable and recorded an accrual for such estimated liability in its Consolidated Financial Statements for the fourth quarter of fiscal 2026. The Company is unable to ascertain the ultimate outcome of the remaining disputed amount and believes that any additional loss beyond the recorded accrual is neither probable nor remote; accordingly, the Company is unable to reasonably estimate the amount or range of any such additional loss.
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
Other Contingent Liabilities
As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $101.3 million and $106.7 million outstanding as of August 29, 2026 and August 30, 2025, respectively.
Non-cancellable purchase commitments for inventories, software, and services amounted to $102.0 million as of August 29, 2026, of which $73.9 million will be paid in less than one year, $25.8 million will be paid in one to three years, and the remaining will be paid in three to five years.
11. Share-Based Compensation
The Company adopted an equity incentive plan (the “2023 Plan”) in October 2023 and reserved 375,000 shares of Common Stock for issuance under the 2023 Plan. The 2023 Plan, which was approved by the Company’s shareholders in January 2024, replaced the Company’s 2010 stock incentive plan (the “2010 Plan”). Upon approval of the 2023 Plan by the Company’s shareholders, no further awards may be granted under the 2010 Plan. The 2023 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. As of August 29, 2026, the number of remaining shares available for future grants under the 2023 Plan was 312,887. Share-based compensation expense, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.
All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. All Share-Based Awards issued to the Company’s non-employee members of the Board of Directors (the “Directors”) were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.
In fiscal 2026, 2025 and 2024, the Company granted a total of 1,725, 1,662 and 1,475 shares of fully vested unrestricted stock, respectively, to its non-employee Directors. Accordingly, compensation expense related to the unrestricted stock granted in each of fiscal 2026, 2025 and 2024 was recognized on the date of grant.
In fiscal 2026, 2025 and 2024, the Company granted a total of 4,935, 4,938 and 5,004 stock appreciation rights, respectively, to its non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

As of August 29, 2026, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $16.7 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 1.81 years.
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
The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Year ended	2026	2025	2024
Risk-free interest rate	3.79%	4.26%	4.85%
Expected dividend yield	0.82%	0.70%	0.80%
Expected life (in years)	5.69	5.65	5.54
Expected volatility	31.8%	29.8%	29.4%
The weighted average fair value of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2026, 2025 and 2024 were $57.82, $64.32 and $55.97, respectively.
The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2026:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 30, 2025	268,384	$172.81
Granted	42,600	169.50
Expired	(15,583)	189.93
Exercised	(60,975)	148.12
Forfeited	(307)	154.35
Outstanding at August 29, 2026	234,119	177.52

Exercisable at August 29, 2026	154,929	178.13
The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2026:

	Number of Shares	Weighted Average Grant Price
Unvested balance at August 30, 2025	136,397	$180.81
Granted	73,181	163.29
Vested	(59,415)	182.87
Forfeited	(7,341)	166.87
Unvested balance at August 29, 2026	142,822	$171.69

As described in Note 1, “Summary of Significant Accounting Policies,” under “Merger Agreement,” the Merger Agreement provides that, at the effective time of the First Merger, outstanding restricted stock unit awards, performance-based restricted stock unit awards and stock appreciation rights will be treated as either terminating or continuing awards, each as described in the Merger Agreement. Terminating awards will be canceled and converted into the right to receive the Merger Consideration, except that a terminating stock appreciation right whose exercise price exceeds the Company Final Price will be canceled for no consideration. Continuing awards will be assumed by Cintas and converted into Cintas restricted stock unit awards or stock-settled appreciation rights, with the number of shares and, for stock appreciation rights, the exercise price adjusted using the Equity Award Conversion Ratio. The number of shares subject to performance-based restricted stock units will be based on the Deemed Performance Level, and continuing awards will remain subject to time-based but not performance-based vesting conditions. As of August 29, 2026, the Mergers had not been completed, and no share-based compensation expense has been recorded as a result of the treatment of Share-Based Awards under the Merger Agreement. The unrecognized compensation cost and weighted average recognition period disclosed above do not reflect any effect of the completion of the Mergers.
12. Shareholders’ Equity
The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During fiscal 2025, 39,030 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during fiscal 2026 and 2024.
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
The Company repurchased 194,100 shares for an average price per share of $163.18 in fiscal 2026, 402,415 shares for an average price per share of $178.81 in fiscal 2025, and 139,556 shares for an average price per share of $170.40 in fiscal 2024 under the share repurchase program. As of August 29, 2026, there was $8.9 million remaining to repurchase outstanding shares of Common Stock under the existing program.
13. Accumulated Other Comprehensive Loss
The changes in each component of accumulated other comprehensive loss for fiscal 2026 and 2025 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2024	$(25,966)	$2,234	$88	$(23,644)
Change during the year	10	1,877	(28)	1,859
Balance as of August 30, 2025	(25,956)	4,111	60	(21,785)
Change during the year	(677)	733	(60)	(4)
Balance as of August 29, 2026	$(26,633)	$4,844	$—	$(21,789)
(1)Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2026 and 2025 are as follows (in thousands):

Year ended	2026	2025
Pension benefit liabilities, net:
Actuarial loss (gain) (a)	$(16)	$(16)
Total, net of tax	(16)	(16)
Derivative financial instruments, net:
Forward contracts loss (gain) (b)	102	121
Total, net of tax	102	121
Total amounts reclassified, net of tax	$86	$105
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
The Company reports its operations through three reportable operating segments: Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other.
Uniform & Facility Service Solutions: This reporting segment designs, manufactures, purchases, rents, cleans, delivers and sells uniforms and protective clothing and non-garment items in the U.S. and Canada. The segment, through our cleanroom operations, also purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for cleanroom applications and provides cleanroom cleaning at limited customer locations. Additionally, Uniform & Facility Service Solutions consists of our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense.
First Aid & Safety Solutions: This reporting segment sells first aid cabinet services, non-prescription medicines and safety supplies, and provides certain safety training to end users and wholesalers.
Other: This reporting segment consists of our nuclear garment decontamination business. The segment purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for nuclear applications.
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
All financial information presented in this Annual Report on Form 10-K has been recast to reflect this segment structure for all periods presented. For additional information regarding this recast, refer to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025. Asset information is not utilized by the CODM for purposes of assessing performance or allocating resources, and therefore such information has not been presented.
Selling and administrative expenses of the Uniform & Facility Service Solutions segment in fiscal 2026 include approximately $37.2 million of Transaction-related Costs (as defined in Note 2) associated with the Merger Agreement with Cintas, consisting primarily of legal, advisory and other professional service fees. There were no such costs in fiscal 2025 or fiscal 2024.

The following table includes the Company’s financial results by reportable segment, including segment revenues, significant segment expenses (which includes cost of revenues, selling and administrative expenses, and depreciation and amortization), and segment operating income for the periods indicated (in thousands):

As of and for the year ended August 29, 2026	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$2,295,801	$127,023	$100,406	$2,523,230
Cost of revenues	1,452,567	83,130	64,584	1,600,281
Selling and administrative expenses	583,169	43,291	18,453	644,913
Depreciation and amortization	133,725	5,191	3,076	141,992
Operating Income	$126,340	$(4,589)	$14,293	$136,044
Capital expenditures	$123,855	$2,790	$7,874	$134,519

As of and for the year ended August 30, 2025	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$2,218,562	$114,586	$99,204	$2,432,352
Cost of revenues	1,403,133	75,027	64,240	1,542,400
Selling and administrative expenses	513,507	34,891	16,701	565,099
Depreciation and amortization	133,420	3,815	3,120	140,355
Operating Income	$168,502	$853	$15,143	$184,498
Capital expenditures	$147,265	$5,035	$2,045	$154,345

As of and for the year ended August 31, 2024	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$2,224,030	$106,271	$97,130	$2,427,431
Cost of revenues	1,444,437	73,281	62,117	1,579,835
Selling and administrative expenses	475,735	31,379	15,472	522,586
Depreciation and amortization	134,831	3,443	3,158	141,432
Operating Income	$169,027	$(1,832)	$16,383	$183,578
Capital expenditures	$153,480	$3,169	$3,768	$160,417
The following table sets forth a reconciliation of total segment operating income to consolidated net income for fiscal 2026, 2025 and 2024 (in thousands):

	August 29, 2026	August 30, 2025	August 31, 2024
Total segment operating income	$136,044	$184,498	$183,578
Interest income, net	(7,234)	(9,770)	(7,242)
Other expense (income), net	1,205	(1,107)	1,441
Income before income taxes	142,073	195,375	189,379
Provision for income taxes	32,583	47,104	43,905
Net income	$109,490	$148,271	$145,474
The Company’s long-lived assets as of August 29, 2026 and August 30, 2025 and revenues and income before income taxes for fiscal 2026, 2025 and 2024 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 29, 2026	August 30, 2025
U.S.	$1,787,077	$1,763,658
Europe, Canada, Mexico and Nicaragua (1)	114,839	89,894
Total	$1,901,916	$1,853,552

Revenues for fiscal years:	2026	2025	2024
U.S.	$2,321,589	$2,245,894	$2,237,295
Europe and Canada (1)	201,641	186,458	190,136
Total	$2,523,230	$2,432,352	$2,427,431

Income before income taxes for fiscal years:	2026	2025	2024
U.S.	$137,671	$177,041	$178,895
Europe, Canada, Mexico and Nicaragua (1)	4,402	18,334	10,484
Total	$142,073	$195,375	$189,379
(1)No country other than the U.S. accounts for greater than 10% of total long-lived assets, revenues or income before income taxes.
15. Related Party
During fiscal 2026, 2025, and 2024, the Company recognized $1.7 million, $1.7 million, and $1.5 million, respectively, of revenues with a company for which a member of the Company’s Board of Directors served as a senior officer for such periods.
During fiscal 2024, the Company recognized $2.1 million of expense with a company for which a member of the Company’s Board of Directors served as a senior officer throughout such period. Such member of the Board of Directors is no longer an executive officer of the Company, and as a result, no such expenses were categorized as related party during fiscal 2026 and fiscal 2025.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of UniFirst Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 29, 2026 and August 30, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 29, 2026, and August 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 27, 2026 expressed an adverse opinion thereon.
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

Self-Insured Workers’ Compensation, Vehicles and General Liability Insurance-related Accruals

Description of the Matter
As disclosed in Note 8 to the Company’s consolidated financial statements, as of August 29, 2026, the Company had recognized current and long-term insurance related liabilities of $39.3 million and $69.1 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.
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

How We Addressed the Matter in Our Audit
To audit the self-insurance accrual, our procedures included, among others, assessing the methodologies used to estimate the insurance reserve, performing testing of significant inputs including transactional testing over the completeness and accuracy of historical claims data and vouching payments made to third parties. In addition, we compared the Company’s contractual self-insured retentions, deductibles, and coverage limits within the estimation to the Company’s contractual agreements. Furthermore, we involved our actuarial specialists in evaluating the methodologies used by management to determine the estimate of the reserve. We also compared the Company’s estimate of the reserve amount to a range which our actuarial specialist developed based on independently selected actuarial methodologies and assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Boston, Massachusetts
October 27, 2026

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
Changes in Internal Control over Financial Reporting
Except for the material weakness identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended August 29, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 29, 2026. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 29, 2026. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was not effective as of August 29, 2026.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2025, we previously identified a material weakness related to deficiencies in our manage change and manage access processes (“ITGCs”) that were not designed and operating effectively. As of the end of fiscal 2025, these deficiencies related to our CRM system which affected revenue and receivables as well as a group of legacy applications which affected revenue and receivables, inventory and merchandise in service. While we worked during fiscal 2026 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2026. However, we continued to make significant progress in remediating the design and operating effectiveness of our control environment and successfully addressed the ITGCs for the applications affecting revenue and receivables, including our CRM system. At the end of fiscal 2026, the material weakness had been further narrowed to deficiencies related to applications affecting inventory and merchandise in service, including our new Warehouse Management System (“WMS”) and a group of legacy applications affecting these accounts.
Consequently, our automated and manual business process controls for inventory and merchandise in service that rely upon information from the IT systems were also deemed ineffective because they could have been adversely impacted.
Our independent registered accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of August 29, 2026, which is included in Item 8 of this Annual Report on Form 10-K. As a result of the identification of the material weakness, and prior to filing this Annual Report, along with our auditors, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the years ended August 29, 2026 and August 30, 2025 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report on Form 10-K.
Remediation
Our management remains committed to maintaining a strong internal control environment. In fiscal 2026, as a continuation of our ongoing remediation efforts we further (i) invested in resources to enhance oversight of our IT system implementation, access and change processes, (ii) strengthened our internal policies related to ITGCs, and (iii) focused on training and awareness programs addressing ITGCs and policies, including further education of control owners regarding the principles and requirements of each control.
As a result of these efforts, we continued to make significant progress in remediating previously identified deficiencies in our control environment and we successfully addressed the ITGCs for the applications affecting revenue and receivables, including our CRM system.

At the end of fiscal 2026, the material weakness had been further narrowed to deficiencies related to applications affecting inventory and merchandise in service, including our new WMS and a group of legacy applications. We could not conclude that the ITGCs over these applications were effective primarily due to the limited number of instances to test. However, we believe we made significant progress during the year and believe we have properly designed controls over these systems such that they can be tested throughout fiscal 2027. While unanticipated delays and complexities may extend the timeline, our current expectation is that in fiscal 2027, once we have enough operating history to test their effective execution, we will be able to conclude that those deficiencies have also been addressed and that the material weakness has been fully remediated.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of UniFirst Corporation
Opinion on Internal Control over Financial Reporting
We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, UniFirst Corporation (and subsidiaries) (the Company) has not maintained effective internal control over financial reporting as of August 29, 2026, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to ineffective information technology (“IT”) controls over user access and change management related to the IT systems that support the inventory and merchandise in service processes and ineffective business process and transactional controls in these processes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 29, 2026 and August 30, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 29, 2026, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2026 consolidated financial statements, and this report does not affect our report dated October 27, 2026, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
October 27, 2026

ITEM 9B. OTHER INFORMATION
As previously disclosed, the Merger Agreement contemplates that the Company may enter into letter agreements with certain executive officers providing for retention bonuses designed to ensure the retention of each such executive officer following the closing of the Transaction. On October 26, 2026, the Company entered into a letter agreement (each, a “Letter Agreement”) with each of Steven Sintros, the Company’s President and Chief Executive Officer, Shane O’Connor, the Company’s Executive Vice President and Chief Financial Officer, and David Katz, the Company’s Executive Vice President, Sales and Marketing (each, an “Executive”).
Each Letter Agreement (other than the Letter Agreement with Mr. Sintros) provides for a one-time cash retention bonus (the “Retention Bonus”) in the amount of $1,750,000 for Mr. O’Connor or $1,250,000 for Mr. Katz. Each Retention Bonus is payable to the applicable Executive as soon as reasonably practicable after the 120-day anniversary of the closing of the Transaction (the “Payment Date”). To receive the Retention Bonus, the Executive must be actively employed in good standing with Cintas or one of its affiliates on the Payment Date. If, after the closing of the Transaction and before the Payment Date, the Executive is terminated without "Cause" or resigns with "Good Reason" (each as defined in the Company’s Executive Employment Plan), the Executive will remain eligible to receive the Retention Bonus, with such Retention Bonus being paid in full as soon as reasonably practicable following the Executive executing and not revoking a release of claims in favor of the Company and Cintas (the “Release Requirement”).
If the Transaction is abandoned by the parties, the Retention Bonus will be paid in two installments, with 50% paid as soon as reasonably practicable after such abandonment and 50% paid as soon as reasonably practicable after the six-month anniversary of such abandonment, subject in each case to the Executive’s continued employment in good standing through the applicable payment date. Any unpaid installment will be paid if, after the abandonment, the Executive is terminated without Cause or resigns with Good Reason, subject to the satisfaction of the Release Requirement.
Each Letter Agreement also confirms that the Transaction will constitute a “Change in Control” under the Company’s Executive Employment Plan and acknowledges that, as of the closing of the Transaction, the Transaction will materially diminish the Executive’s duties, authority, and responsibilities, which gives the Executive “Good Reason” to resign from employment under the Company’s Executive Employment Plan. Each Letter Agreement also modifies the Good Reason process so that the Executive has 180 days after the closing of the Transaction to claim Good Reason.
Each Letter Agreement further provides that if the Executive resigns with Good Reason after the closing of the Transaction, and satisfies the Release Requirement, the Executive will be entitled to receive the following benefits in addition, in the case of Mr. O’Connor or Mr. Katz, to any unpaid portion of the Retention Bonus: (1) the severance benefits under Section 7 of the Executive Employment Plan, (2) prorated vesting and payment of Cintas restricted stock units received in exchange for Company restricted stock units granted in 2026, and (3) full accelerated vesting and payment of all other outstanding Company equity awards, as converted under the Merger Agreement.
The foregoing description of the Letter Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreements, copies of which are filed as Exhibits 10.15, 10.16, and 10.17 to this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC for our 2027 Annual Meeting of Shareholders and is incorporated by reference into this Item 10.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the SEC for our 2027 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC for our 2027 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the SEC for our 2027 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the SEC for our 2027 Annual Meeting of Shareholders and is incorporated by reference into this Item 14. Our independent public accounting firm is Ernst & Young LLP, New York, NY, PCAOB Auditor ID (PCAOB ID: 42).
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The financial statements listed below are filed as part of this report:
(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
The items listed below are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statements of Income for each of the three years in the period ended August 29, 2026
Consolidated Statements of Comprehensive Income for each of the three years in the period ended August 29, 2026
Consolidated Balance Sheets as of August 29, 2026 and August 30, 2025
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended August 29, 2026
Consolidated Statements of Cash Flows for each of the three years in the period ended August 29, 2026
Notes to Consolidated Financial Statements
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
DESCRIPTION

2.1
Exhibit 2.1 Agreement and Plan of Merger, by and among UniFirst Corporation, Cintas Corporation, Bruin Merger Sub I, Inc., and Bruin Merger Sub II, LLC, dated as of March 10, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2026)

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2006)

3.2	Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2006)

3.3	Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2006)

3.4	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2008)

3.5	Amendment to the By-laws of UniFirst Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2026)

4.1	Specimen Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2006)

4.2	Description of securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 30, 2019)

*10.1	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on December 3, 2013)

*10.2
UniFirst Corporation Unfunded Supplemental Executive Retirement Plan as restated January 11, 2017 to incorporate and consolidate all previous amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 6, 2017)

*10.3	UniFirst Corporation Executive Employment Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on October 28, 2020)

*10.4	UniFirst Corporation Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022)

*10.5	UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

*10.6
Form of Stock Appreciation Right Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

*10.7
Form of Time-Based Restricted Stock Unit Award Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

*10.8
Form of Performance-Based Restricted Stock Unit Award Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

*10.9
Form of Stock Appreciation Right Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

*10.10
Form of Restricted Stock Unit Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

*10.11
Form of Performance and Time-Based Restricted Stock Unit Award Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

*10.12
Form of Stock Appreciation Right Certificate under the UniFirst Corporation 2023 Equity Incentive Plan for Member of the Company’s Board of Directors (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

10.13
Third Amended and Restated Credit Agreement, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, the other lenders party thereto, BofA Securities, Inc., as Sole Lead Arranger and Sole Book Manager, Santander Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2025)

*10.14
Separation Agreement and General Release, dated September 11, 2026, between UniFirst Corporation and Kelly Rooney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026)

*10.15	Letter Agreement between UniFirst Corporation and Shane O’Connor, dated as of October 26, 2026 (filed herewith)

*10.16	Letter Agreement between UniFirst Corporation and David Katz, dated as of October 26, 2026 (filed herewith)

*10.17	Letter Agreement between UniFirst Corporation and Steven Sintros, dated as of October 26, 2026 (filed herewith)

19.1	UniFirst Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on November 14, 2024)

19.2	UniFirst Corporation Special Trading Procedures for Insiders (incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K filed with the SEC on November 14, 2024)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

97	UniFirst Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 10, 2025)

101
The following financial information from UniFirst Corporation Annual Report on Form 10-K for the fiscal year ended August 29, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with the applicable taxonomy extension information contained in Exhibits 101) (filed herewith)

*Management contract, compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation

	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

October 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 27, 2026
Steven S. Sintros

/s/ Shane O’Connor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 27, 2026
Shane O’Connor

/s/ Cynthia Croatti	Director	October 27, 2026
Cynthia Croatti

/s/ Cecilia McKenney	Director	October 27, 2026
Cecilia McKenney

/s/ Michael Iandoli	Director	October 27, 2026
Michael Iandoli

/s/ Sergio A. Pupkin	Director	October 27, 2026
Sergio A. Pupkin

/s/ Joseph Nowicki	Chairman of the Board of Directors	October 27, 2026
Joseph Nowicki